Form 10-K405
period 1995-01-31
MORGAN STANLEY GROUP INC /DE/
filed 1995-04-26
CIK 789625

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995

                         COMMISSION FILE NUMBER 1-9085
                           MORGAN STANLEY GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                 13-2838811
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

      1251 AVENUE OF THE AMERICAS
            NEW YORK, N.Y.                            10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 703-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                             TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                             -------------------                           -------------------------------
    Common Stock, $1 par value                                             New York Stock Exchange
                                                                           Boston Stock Exchange
                                                                           Chicago Stock Exchange
                                                                           Pacific Stock Exchange
    9.36% Cumulative Preferred Stock, $25 stated value                     New York Stock Exchange
    Depositary Shares, each representing  1/8 of a share of 8.88%          New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/8 of a share of 8 3/4%         New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/8 of a share of 7 3/8%         New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    7.82% Capital Units; 7.80% Capital Units; 9.00% Capital Units*         New York Stock Exchange
    AMEX Hong Kong 30 Index(SM) Call Warrants Expiring November 4, 1996+   American Stock Exchange
    Japanese Yen Put Warrants Expiring September 18, 1995                  American Stock Exchange
    Japan Index(SM) Call Warrants Expiring May 28, 1996+                   American Stock Exchange
    6 1/2% PERQS(SM) Due July 1, 1997; 6% PERQS(SM) Due October 1, 1997;   American Stock Exchange
      7% PERQS(SM) Due November 15, 1997++

- ---------------

* Each Capital Unit consists of (a) a $25 principal amount Subordinated Debenture (of the same rate) of Morgan Stanley Finance plc guaranteed by the Registrant and (b) a related purchase contract of the Registrant requiring the holder to purchase one Depositary Share representing 1/8 of a share of the Registrant's Cumulative Preferred Stock (of the same rate), $200 stated value. The Capital Units and the Depositary Shares are registered on the New York Stock Exchange.

+ The "AMEX Hong Kong 30 Index" and the "Japan Index" are service marks of the American Stock Exchange.

++ "PERQS" and "Performance Equity-linked Redemption Quarterly-pay Securities" are service marks of the Registrant. The issue price and amount payable at maturity with respect to the PERQS are based on the share price of certain non-affiliated companies.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     YES  /X/.     NO  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the voting stock held by non-affiliates of the Registrant at April 10, 1995 was approximately $3,595,556,182. For purposes of this information, the outstanding shares of common stock owned by certain Managing Directors and Principals of certain wholly-owned subsidiaries of the Registrant, and subject to certain restrictions on voting and disposition, were deemed to be shares of common stock held by affiliates.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     As of April 10, 1995, there were 77,172,357 shares of Common Stock, $1 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      (1) Morgan Stanley Group Inc. 1994 Annual Report to
          Stockholders -- Incorporated in part in Form 10-K, Parts I, II and IV.

      (2) Morgan Stanley Group Inc. Proxy Statement for its 1995 Annual Meeting
          of Stockholders -- Incorporated in part in Form 10-K, Parts I and III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                 Morgan Stanley Group Inc. (the "Company"*) is a holding company that, through its subsidiaries, provides a wide range of financial services on a global basis. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; merchant banking and other principal investment activities; brokerage and research services; asset management; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and global custody, securities clearance services and securities lending. These services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company, which was formed in 1935, conducts business from its head office in New York City, international branches or representative offices in Beijing, Bombay, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Luxembourg, Madrid, Melbourne, Milan, Montreal, Moscow, Osaka, Paris, Seoul, Shanghai, Singapore, Sydney, Taipei, Tokyo, Toronto and Zurich, and United States regional offices in Chicago, Los Angeles and San Francisco. At January 31, 1995, the Company employed 9,685 people.

                 The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for each of the three fiscal years ended January 31, 1995, January 31, 1994 and January 31, 1993, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenue in any one of those periods and information with respect to the Company's operations by geographic area, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1994 Annual Report to Stockholders and is incorporated herein by reference.

INVESTMENT BANKING

                 The Company is a leading international investment banking firm which provides advice to, and raises capital worldwide for, a broad group of domestic and international clients. The Company manages and participates in public offerings and private placements of debt, equity and other securities in the United States and international capital markets on behalf of United States and non-United States issuers. The Company is a leading underwriter of common stock, preferred stock, Preferred Equity Redemption Cumulative Stock ("PERCS(R)"), Performance Equity-linked Redemption Quarterly-pay Securities ("PERQS(SM)"), other equity-related securities, including American Depositary Receipts ("ADRs"), and taxable fixed income securities in the United States market and equity and taxable fixed income securities


- -----------------------
* Unless the context otherwise requires, the term "Company" means Morgan Stanley Group Inc., and includes Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Morgan Stanley & Co. International Limited and the other consolidated subsidiaries of Morgan Stanley Group Inc. Please note that in the 1994 Annual Report to Stockholders, which is incorporated by reference in part in this Form 10-K, the term "Morgan Stanley" is generally used to refer to the Company.

denominated in United States dollars and other currencies in international markets. The Company also underwrites tax exempt securities. In addition, the Company underwrites mortgage-related securities, including private pass-throughs and collateralized mortgage obligations ("CMOs"), and other asset-backed securities. The Company is active as an underwriter and distributor of commercial paper and other short-term and medium-term securities. The Company is also involved in tender offers, repurchase programs, consent solicitations, rights offerings and exchange offers on behalf of clients.

                 The Company provides corporate and institutional clients in the United States and internationally with a wide range of advisory services on key strategic matters such as mergers, acquisitions, joint ventures, privatizations, defenses, divestitures, spin-offs, restructurings, proxy mechanisms and leveraged buyouts as well as long-range financial planning. Other such services provided to clients include advice with respect to recapitalizations, dividend policy, valuations, foreign exchange exposures and financial risk management strategies. In addition, the Company provides advice and other services relating to project financings, lease transactions and the purchase, sale and financing of real estate. The Company may, from time to time, also provide financing or financing commitments in special situations to companies in connection with its investment banking activities.

SALES, TRADING AND MARKET-MAKING ACTIVITIES

                 The Company provides a broad range of sales, trading and research services to investors worldwide and is an active dealer in fixed income, equity, foreign exchange and commodity products, including derivatives. In the United States, the Company ranks as one of the largest dealers in equity and fixed income securities. As a member of the major United States securities and commodities exchanges, as well as the major foreign exchanges, including the London and Tokyo Stock Exchanges, the Company conducts its sales and trading activities both as principal and as agent on behalf of a wide range of domestic and foreign institutional and, to a lesser extent, individual investors. The Company trades for its own account in equity and fixed income securities, foreign currencies, commodities and associated derivative products. The Company also provides financing to clients, including margin lending and other extensions of credit.

                 The Company's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related securities (both exchange traded and over-the-counter ("OTC")), including ADRs, Optimised Portfolios as Listed Securities (OPALS(SM)) and restricted/control stock; convertible debt and preferred securities, including PERCS(R), PERQS(SM) and warrants; equity index products and equity swaps; and international index arbitrage, equity repurchases and program and block trade execution. The Company borrows and lends equity securities. The Company also engages in the risk arbitrage business, which involves investing for the Company's own account in securities of companies involved in publicly announced corporate transactions in which the Company is not at the time of investment acting as adviser or agent.

                 The Company distributes and trades domestic and foreign debt securities, particularly corporate debt instruments, and preferred stock, offers investment strategies to institutional accounts, develops swap strategies for customers and assists corporations in their repurchase of debt. In addition, the Company trades a full range of money market instruments, including certificates of deposit, domestic and foreign bankers' acceptances, floating-rate certificates of deposit and floating-rate notes. The Company is an active dealer and market maker in mortgage-backed and other asset-backed securities and a broad range of long-term and short-term tax exempt securities. The Company is also involved in structuring debt securities with multiple risk/return factors designed to suit investor objectives and repackaged asset vehicles (RAVs) through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles.

                 Morgan Stanley is one of 38 primary dealers of United States government securities currently recognized by the Federal Reserve Bank of New York. As such, it is among the firms with which the Federal Reserve conducts its open market operations and is required to submit bids in Treasury auctions, make secondary markets in United States government securities, provide the Federal Reserve Bank of New York with market information and maintain certain capital standards. Morgan Stanley is also a member of a number of selling groups responsible for the distribution of various issues of U.S. agency and other debt securities. As such, it is required to make secondary markets in these securities and to provide market information to the U.S. agency and instrumentality issuers. Morgan Stanley is also a member of the primary syndicate that issues German government bonds, a member of the Japanese government bond syndicate and a primary dealer in French and Italian government bonds. The Company also makes secondary markets in various foreign government bonds and other foreign currency denominated bonds issued in the Eurobond market and in the United States.

                 The Company's daily trading inventory positions in government, agency and instrumentality securities are financed substantially through the use of repurchase agreements. The Company also borrows and lends fixed income securities. In addition, the Company acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. At any given point in time, the Company may hold large positions in certain types of securities or commitments to purchase securities of a single issuer, sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. For example, financial instruments owned by the Company include U.S. government and agency securities and securities issued by non-U.S. governments (principally France, Germany, Italy and Japan) which, in the aggregate, represented 19% of the Company's total assets at January 31, 1995 (positions in Japanese government securities amounted to approximately $7 billion, or 6% of total assets). In addition, a vast majority of all of the collateral held by the Company for resale agreements or bonds borrowed, which together represents 37% of the Company's total assets at January 31, 1995, consists of securities issued by the U.S. government, federal agencies or non-U.S. governments.

                 The Company makes markets and trades in Government National Mortgage Association ("GNMA") securities, Federal Home Loan Mortgage Corp. ("FHLMC") participation certificates and Federal National Mortgage Association ("FNMA") obligations. The Company enters into significant commitments, such as forward contracts, standby arrangements and futures and options contracts, for GNMA, FHLMC and FNMA securities. The Company also acts as an underwriter of and market-maker in mortgage-backed securities, CMOs and related instruments, and a market-maker in commercial, residential and real estate products. In this capacity, the Company carries certain related assets with reduced levels of liquidity; the carrying value of such assets approximated $1,193 million at January 31, 1995.

                 The Company also underwrites, trades, invests and makes markets in high-yield debt securities and emerging market loans and securitized instruments. "High-yield" refers to companies or sovereigns whose debt is rated as non-investment grade. High-yield debt securities, emerging market loans and securitized instruments held for sale by the Company are carried in the Company's Consolidated Statement of Financial Condition at their fair values. Trading gains and losses (inclusive of unrealized gains and losses) on high-yield debt securities and emerging market loans and securitized instruments are included as principal transaction revenues in the Company's Consolidated Statement of Income. At January 31, 1995, the aggregate net market value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,160 million (a substantial portion of which was subordinated debt), with not more than 8%, 12% and 11% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. For a discussion of the various risks associated with the Company's high-yield debt and emerging market loan activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management."

                 The Company also actively trades a number of foreign currencies on a spot and short-term forward basis with its customers, for its own account and to hedge its securities positions or liabilities. In connection with its market-making activities, the Company takes open positions in the foreign exchange market for its own account. The Company, on a more limited basis, enters into forward currency transactions as agent and principal for periods of up to seven years. The Company is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange and is a leading dealer in OTC and exchange traded currency options on a worldwide basis. The Company also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals
(e.g., gold and silver), coffee, crude oil, oil products, natural gas and related energy products. The Company is an active market maker in swaps and OTC options on commodities such as metals, crude oil, oil products, natural gas and electricity and offers a range of hedging programs relating to production, consumption and reserve/inventory management. The Company recently also became an electricity power marketer in the United States and received approval to be an associate member of the London Metals Exchange.

                 The Company actively offers to clients and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products, some of which may be complex in structure, generally take the form of futures, forwards, options, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices.* All of the Company's trading related business units use derivative products as


- ---------------------
* The Company does not include in this category certain securities and financial instruments that "derive" their values or contractually required cash flows from the price of some other security, asset, rate or index, such as mortgage-backed securities (although mortgage-backed swaps, options and forward contracts are included).

an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from a variety of proprietary trading activities. In addition, as a dealer in certain derivative products, most notably interest rate and currency swaps, the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its clients. Through the Company's Triple-A rated subsidiary (Morgan Stanley Derivative Products Inc.), which commenced operations in January 1994, the Company also enters into swap and related derivative transactions with certain clients seeking a Triple-A rated counterparty. For a detailed discussion of the Company's use of derivatives, see 1994 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Derivative Financial Instruments" and "Notes to Consolidated Financial Statements, Note 5."*

                 Derivatives used in the Company's trading or dealing activities are recorded in its Consolidated Statement of Financial Condition at fair value (based on listed market prices or, if listed market prices are not available, based on other relevant factors, including dealer price quotations, time value and yield curve or volatility factors underlying the positions and price quotations for similar instruments traded in different markets), representing the cost of replacing these instruments.** Gains or losses (realized and unrealized) on derivatives are generally included on a net basis as principal transaction revenues in the Company's Consolidated Statement of Income. The total notional value of derivative trading contracts outstanding as of January 31, 1995 was $835 billion, which is an indication of the Company's degree of use of derivatives for trading purposes but is not representative of market or credit exposure. The Company's exposure to market risk relates to changes in interest rates, foreign currency exchange rates, or the fair value of the underlying financial instruments or commodities which may ultimately result in cash settlements which exceed the amounts currently recognized in the Company's Consolidated Statement of Financial Condition. The Company's credit exposure at any point in time is represented by the fair value of such instruments reported as assets which at January 31, 1995 was $8.6 billion. For a discussion of the various risks associated with the Company's derivative activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management."

                 From time to time, the Company has organized, advised and managed certain funds that invest and trade in particular equity or debt securities, foreign currencies or

- -----------------------------
* In addition, the Company also uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability management and to reduce borrowing costs. Net revenues from derivatives used in the Company's own asset and liability management are recognized ratably over the term of the contract as an adjustment to interest expense. See 1994 Annual Report to Stockholders, "Notes to Consolidated Financial Statements, Note 3."

** Consistent with this treatment, financial instrument and commodity related derivative contracts are carried at net replacement cost as "financial instruments owned" and "financial instruments sold, not yet purchased" in the Company's Consolidated Statement of Financial Condition and are presented on a net-by-counterparty basis in cases where there is a legal right of set-off and the Company has obtained an enforceable netting agreement.

commodities and may continue to do so in the future. In connection with such activities, the Company has made and may continue to make investments for its own account in one or more of such funds.

MERCHANT BANKING AND OTHER PRINCIPAL INVESTMENT ACTIVITIES

                 The Company also uses its capital and capital from funds under its management in a variety of activities that have been broadly described as merchant banking. Such activities include, among other things, making commitments to purchase, and making investments in, equity and debt securities in merger, acquisition, restructuring, private investment and leveraged capital transactions. Such activities also include investments in real estate assets, portfolios and operating companies. The Company is generally the general partner of, and an investor in, the funds which it sponsors.

                 In the merchant banking area, Morgan Stanley Capital Partners III, L.P. invests primarily in private equity or equity-related securities of companies in which the fund and its affiliates will have a controlling equity position. The Morgan Stanley Leveraged Equity Fund, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. have invested in and provided financing for leveraged transactions and companies; these funds are no longer making new investments, but are actively managing existing investment portfolios.

                 In the venture capital area, Morgan Stanley Venture Capital Fund, II, L.P. invests primarily in private equity or equity-related securities of U.S. emerging growth companies, principally in the U.S. healthcare and information technology sectors. Morgan Stanley Research Ventures L.P. has invested in research and development projects, and Morgan Stanley Venture Capital Fund L.P. has made private equity investments in U.S. emerging growth companies in the healthcare and information technology sectors; these funds are no longer making new investments, but are actively managing existing investment portfolios.

                 The Morgan Stanley Real Estate Fund, L.P. and The Morgan Stanley Real Estate Fund II, L.P. invest primarily in real estate; the former fund is no longer making new investments but is actively managing its existing investment portfolio. Princes Gate Investors, L.P. assists the Company's clients by investing globally in special situation opportunities, generally in the form of minority equity positions which are short to medium term in duration.

                 From time to time the Company may sponsor additional funds and commit to invest in such funds.

                 Equity securities purchased in merchant banking and principal investment transactions ("investments") generally are held for appreciation, are not readily marketable and do not provide dividend income. As of January 31, 1995, the aggregate carrying value of the Company's investments (directly and indirectly through the above-referenced funds) in 83 privately held companies was $252 million and in 13 publicly held companies was $136 million. At January 31, 1995, the Company had aggregate commitments of approximately $223 million to make future investments in connection with its merchant banking and other principal investment activities. The Company's future commitments extend until January 1999.

                 Investments made in connection with merchant banking and other principal investment transactions initially are carried in the Company's Consolidated Statement of Financial Condition at their original cost. The carrying value of such equity securities is adjusted upward only when changes in the underlying market values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Any such adjustment may occur a significant time after an investment in such equity securities has been made. Downward adjustments in such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value.

                 From time to time, the Company provides loans, financing commitments or other extensions of credit, including on a subordinated and interim basis, to companies (which may otherwise be leveraged) associated with its merchant banking and other principal investment activities. Loans made in connection with such activities are carried at unpaid principal balances less any reserves for estimated losses. At January 31, 1995, there were no such loans or other extensions of credit outstanding.

                 It is not possible to determine whether or when the Company will realize the value of the investments, including any appreciation, dividends or other distributions thereon, since, among other things, such investments are generally subject to restrictions on such realization relating to the circumstances of particular transactions. Moreover, estimates of the eventual realizable value of the investments fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions or other factors, including the financial leverage involved in the underlying transactions. Thus, these estimates may at any given time differ from the carrying value of the investments. For a discussion of the various risks associated with the Company's merchant banking and other principal investment activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management."

                 For purposes of financial statement classification, merchant banking and other principal investment advice, underwriting, origination and commitment fees are included as investment banking revenues in the Company's Consolidated Statement of Income. Fees for funds under management by the Company are included in asset management and administration revenues. Investment gains and losses relating to, and distributions from, equity investments are included in principal transactions revenues.

                 The Company may also underwrite, trade, invest and make markets in the securities of issuers in which the Company or the funds have an investment. In addition, the Company may provide financial advisory services to, and have securities and commodity trading relationships with, these issuers.

GLOBAL SECURITIES SERVICES

                 The Company provides a full range of securities services and information, including global custody, clearance, lending and settlement operations, foreign exchange, valuation services, cash management and margin lending. The Company's securities services operations support mutual funds, investment limited partnerships, insurance companies, banks, foundations, endowments, family trusts, government agencies, public and private pension funds and broker-dealers. The Company acts as principal and agent in stock borrow and stock loan transactions in support of the Company's domestic and international trading and brokerage, asset management and clearing activities and as an intermediary between broker-dealers. Through its global securities services business, the Company has a network of agent banks in 60 countries. Morgan Stanley Capital International (MSCI(R)), the Company's global equity index and company data business, provides the global investment community with benchmark indices (including The World, EAFE(R) and Emerging Market Indices), a 25-year historical database and price and fundamental data covering 3,800 companies in 45 developed and emerging countries through a variety of print, electronic and software vendor-supported products. Through its global securities services business, the Company had approximately $90 billion in global assets under custody at January 31, 1995.

ASSET MANAGEMENT

                 Through Morgan Stanley Asset Management ("MSAM"), the Company provides global portfolio management to taxable and non-taxable institutions, domestic and foreign governments, pension funds, international organizations, mutual funds and individuals investing in United States and international equities and fixed income securities (including in emerging markets) and sponsors open and closed-end mutual funds. The Company also performs a broad range of fiduciary and named fiduciary services for pension funds and trusts. Through MSAM, the Company had approximately $49 billion in assets under management at January 31, 1995.

RESEARCH

                 The Company is engaged in a wide range of research activities. The Company analyzes worldwide economic trends covering a broad range of industries and companies in the U.S. and internationally and produces publications and studies on the economy, financial markets, portfolio strategy, technical market analyses, industry developments and individual companies. The Company also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, Federal Reserve open market operations, foreign currencies and securities and economic trends. Support for the sales and trading of fixed income securities is also provided in the form of quantitative and credit analyses and the development of research products that are distributed to the Company's clients. In addition, the Company provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques.

FINANCE, ADMINISTRATION AND OPERATIONS

                 The Company's finance, administration and operations departments include Information Technology, Firm Risk Management, Controllers, Treasury, Tax, Legal and Compliance, Office of Development, Facilities, General Services, and Security and Corporate Services. These departments support the Company's diverse global businesses through the processing of securities, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and ensuring compliance with regulatory and legal requirements. In addition, the Company has integrated recruitment, staffing, compensation and benefits, and career development and training initiatives to ensure that its human resources are aligned with strategic objectives. Certain of these areas also assist in the management and monitoring of the risks associated with the Company's business activities (see "Risk Management").

COMPETITION AND REGULATION

                 The Company encounters intense competition in all aspects of the financial services business and competes worldwide directly with other firms, both domestic and foreign, a significant number of which have greater capital and other resources. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition from other sources, such as commercial banks, insurance companies and other companies offering financial services. As a result of pending legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the near future. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals.

                 The Company's business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the United States at both the Federal and state levels. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Morgan Stanley is registered as a broker-dealer and an investment adviser with the Securities and Exchange Commission ("SEC") and in all 50 states, the District of Columbia and Puerto Rico and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange, Inc. ("NYSE"). The Company and certain other subsidiaries are registered as investment advisers with the SEC and in certain states. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences. Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other governmental regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the manner of operation and profitability of the Company.

                 As a futures commission merchant, Morgan Stanley is registered with the Commodity Futures Trading Commission ("CFTC") and its activities in the futures and options-on-futures markets are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of the Company are registered as commodity trading advisers and/or commodity pool operators with the CFTC.
The Company's futures and options-on-futures business is also regulated by the National Futures Association ("NFA"), a not-for-profit membership corporation, which has been designated a registered futures association by the CFTC and of which Morgan Stanley is a member.

                 As a broker-dealer, Morgan Stanley is subject to the SEC's temporary risk assessment rules which require, among other things, that a broker-dealer maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. As a futures commission merchant, Morgan Stanley is also subject to the first phase of the CFTC's risk assessment rules which have certain requirements similar to the SEC's rules and also require the reporting of certain "trigger events" when net capital is reduced by substantial amounts.

                 The Company is participating as a member of a select industry task force to formulate a framework for the voluntary oversight of OTC derivatives activities by the SEC and the CFTC. The task force has recently developed voluntary standards relating to reporting, capital, management controls and counterparty relationships.

                 Margin lending by certain subsidiaries of the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. The Company's subsidiary that engages in custodial activities is subject to regulation by the New York State Banking Department.

                 Certain of the Company's government securities activities are conducted through a subsidiary which is a member of the NASD and is registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of the Company.

                 Companies in the merchant banking portfolio that are in certain regulated industries (e.g., insurance, public utilities or broadcasting) could subject the Company to additional regulation by virtue of the Company's affiliation with the funds that own equity interests in such companies or otherwise.

                 The Company's business is also subject to extensive regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. For example, the Company's business in the United Kingdom is regulated by the Securities and Futures Authority Limited, the Bank of England and the Investment Management Regulatory Organisation, and a number of exchanges, including the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and the London International Financial Futures and Options Exchange. The Bundesbank, the Bundesaufsichtsamt fur das Kreditwesen (the Federal German Banking Authority), the Bundesaufsichtsamt fur das Wertpapierhandel (the Federal German Securities

Agency), the Frankfurt Stock Exchange and the Deutsche Terminboerse (the German Futures Exchange) regulate the Company's activities in the Federal Republic of Germany. The Company's business in Japan is subject to Japanese law applicable to foreign securities firms and related regulations of the Japanese Ministry of Finance and to the rules of the Bank of Japan and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange. The Monetary Authority of Singapore and the Singapore International Monetary Exchange regulate the Company's business in Singapore; and the Company's operations in Hong Kong are regulated by the Securities and Futures Commission of Hong Kong, the Stock Exchange of Hong Kong Ltd. and the Hong Kong Futures Exchange.

                 As registered broker-dealers and member firms of the NYSE, certain subsidiaries of the Company, including Morgan Stanley, are subject to the SEC's net capital rule, and as a futures commission merchant Morgan Stanley is subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are considering imposing rules relating to capital requirements that apply to subsidiaries of the Company (such as rules to be promulgated in connection with the European Union Capital Adequacy Directive), including certain European subsidiaries that are considered banking organizations under local law. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit those operations of the Company that require the intensive use of capital, such as underwriting, merchant banking and trading activities, and the financing of customer account balances, and also restricts the Company's ability to withdraw capital from its subsidiaries, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business.

RISK MANAGEMENT*

                 Risk is an inherent part of the Company's businesses and activities. The financial services business and its profitability are affected by many factors of a national and international nature, including economic and market conditions, broad trends in business and finance, legislation and regulation affecting the national and international financial communities, inflation, the availability of capital, the availability of credit and the level and volatility of interest rates and currency values. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its activities is critical to its success and profitability. The Company seeks to maintain a broad-based portfolio

- -----------------------
* For a further discussion of the Company's risk management policies and procedures, see 1994 Annual Report to Stockholders,
         "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and "Notes to Consolidated Financial Statements, Note 5."

of business activities to minimize the impact that volatility in any area or related areas may have on its net revenues as a whole. From an operational perspective, the Company seeks to actively manage the principal risks involved in each area of business activity: market risk, credit risk, operational risk and legal risk.

                 Risk management at the Company is an integrated process with independent oversight which requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The Company has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. In addition, the Company has developed particular risk management policies and procedures for certain business activities including merchant banking and other principal investment activities, high-yield securities and derivative products. The Company's risk management policies and procedures are continually evolving to address the increasingly global nature of the financial services business as well as the continual development of sophisticated financial products with more varied and complex risk profiles.

                 The Company has developed a multi-tiered approach for monitoring and managing its risks. With respect to the Company's major trading businesses, senior division risk managers monitor positions and set the overall division risk profile within established limits, verify that position hedges are appropriate and well maintained, and report unusual market and position events. The base level of control is at the trading desks where desk risk managers and traders perform similar functions with respect to a product area or particular product. The Firm Risk Management Group has operational responsibility for reporting to senior management on the Company's exposure to risk. The Firm Risk Management Group consists of three departments that are all independent of the Company's business areas: the Market Risk and Exposure Management Department monitors certain divisional, geographic and product-line market risks; the Credit Department establishes and monitors counterparty exposure limits and collateral requirements to support counterparty contractual commitments; and the Internal Audit Department, which also reports to the Audit Committee of the Board of Directors, assesses the Company's operations and control environment through periodic examinations of business and operational areas. Other departments within the Company, which are independent of the Company's business areas, that are also actively involved in monitoring the Company's risk profile include the Controllers Department, the Operations Department and the Legal and Compliance Department.

                 In addition, the Company has certain standing committees, composed of a cross-section of the Company's senior officers from various disciplines, that are involved in managing and monitoring the risks associated with the Company's diverse businesses. The High-Yield Commitment Committee and Equity Commitment Committee determine whether the Company should participate in a transaction involving the underwriting or placement of high-yield or equity securities, respectively, where the Company's capital and reputation may be at risk and evaluate the potential revenues and risks involved with respect to a particular transaction. The Company's Finance and Risk Committee among other things establishes the overall funding, capital and credit policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, and oversees liquidity and interest rate sensitivity of the Company's asset and liability position.

                 Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company manages the market risk associated with its trading activities on an individual product basis, on a divisional level and Company-wide. Specific risk limits are assigned to each trading area of the Company and trading desks within trading areas. These limits are reviewed periodically and are adjusted as required. The Company uses analytic and quantitative tools, such as option pricing and hedge models, to quantify market risk for comparison, by product, to specific internal risk limits and to assess the sensitivity of positions at risk to changes in market conditions. The Company also regularly uses a variety of measures to reduce and control the market risk associated with trading proprietary positions and making markets. Market-making positions are generally hedged (that is, covered by similar, offsetting positions). Hedges may be designed to remove all or part of a position's exposure to price or yield movements and are chosen using analytic tools similar to those used to determine the risk of the positions being hedged. The Company attempts to match the risk profiles of each portfolio of securities and any related hedges as closely as possible, and to accomplish this often uses futures, options or other derivative products. Exposures in proprietary positions are managed by customizing trades to respond to specific market movements, establishing limits and monitoring procedures and regularly marking positions to market.

                 The Company's exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, resulting in the Company incurring losses in liquidating or covering the position in the open market. All counterparties are reviewed on a regular basis to establish appropriate exposure limits for a variety of transactions. In certain cases, specific transactions are analyzed by the Credit Department to determine the amount of potential exposure that could arise, and the counterparty's credit is reviewed to determine whether it supports such exposure. In addition to the counterparty's credit status, the Credit
Department analyzes market movements that could affect exposure levels. The Credit Department considers four main factors that may affect trades in determining trading limits: the settlement method; the time it will take for a trade to settle (i.e., the maturity of the trade); the volatility that could affect the value of the securities involved in the trade; and the size of the trade. In addition to determining trading limits, the Company actively manages the credit exposure relating to its trading activities by entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties and the related trading limits on an ongoing basis and requesting additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties and geographic locations; and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties when deemed necessary or appropriate to mitigate credit risk.

                 Operational risk refers to the risk of human error and malfeasance or deficiencies in the Company's operating system. There is considerable fluctuation within each year and from year to year in the volume of business that the Company must process, clear and settle with the trend toward increased transaction volume. The Company is exposed to operational risk from processing and settlement problems which may be especially acute in some non-U.S. markets, particularly emerging markets, and during periods of heavy trading volume in certain U.S. markets. The Company's advanced technology reduces transaction errors and costs by facilitating the Company's ability to communicate relevant information worldwide among business units within the Company, between the Company and its clients, and between the Company and the markets in which it participates. Through various management information systems, senior management has access to information to monitor principal positions and related funding activity. The Company's Controllers and Operations Departments monitor position, profit/loss and balance sheet information on a daily basis through rigorous reconciliation procedures, and business unit profitability, position market prices and aged positions are also analyzed. The Company's Information Technology Department is regularly involved in automation efforts to improve operational monitoring and control procedures while the Internal Audit Department is responsible for the periodic review of the effectiveness of these procedures.

                 Legal risk is risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business
(see "Competition and Regulation"). The Company has established legal standards and procedures on a world-wide basis that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Department, has also established procedures, such as the Company's Code of Conduct, to ensure that senior management's policies relating to conduct, ethics and business practices are followed. The Company also conducts education and training programs which emphasize protection of client interests and maintenance of the Company's reputation and global business franchise. The Company has established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable. The Company has also adopted certain procedures, which are generally product-specific and vary in accordance with risk profile and market practice, to determine counterparty authority and legal capacity, adequacy of legal documentation, the permissibility of the transaction under local law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

                 Positions and commitments taken by the Company in connection with its merchant banking and other principal investment activities often may involve substantial amounts of capital and subject the Company to risk due to significant exposure to one issuer or business, and to market and credit risk. Additionally, the equity securities owned by the Company and the funds sponsored by the Company in connection with the Company's principal investment activities are generally not highly liquid. All proposed equity investments made by a fund sponsored by the Company are reviewed and approved by senior professionals in the department of the Company responsible for identifying and making such investments on behalf of such fund, and any proposed equity investments, loans, financing commitments or other extensions of credit by the Company to portfolio companies are reviewed and approved by senior management.* The Company analyzes projected operating cash flows of the prospective portfolio company's

- ---------------------------
* As previously indicated, there were no such loans, financing commitments or other extensions of credit outstanding at January 31, 1995.

business and projected returns on equity for the investment and their sensitivities to changes in economic assumptions, and reviews the prospective portfolio company's industry and its prospects as well as the portfolio company's relative position in the industry. With respect to any loans, financing commitments or other extensions of credit, the Company reviews the creditworthiness of the portfolio company, the availability to the company of financing generally, the likely overall financial return and the Company's available capital and funding sources. After any investment or loan, financing commitment or other extension of credit is made, the Company continually monitors the portfolio company's business plan and financial performance as well as overall trends in the portfolio company's industry.

                 The Company's trading and underwriting of high-yield debt securities and emerging market loans and securitized instruments also subjects the Company to market and credit risks. For example, securities held by the Company in connection with its high-yield trading activities typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. The market for these securities has been, and may in the future continue to be, characterized by periods of illiquidity. The liquidity of any particular issue may be significantly better or worse than the overall liquidity of the high-yield market at any time, depending on the quality of the issuer, and during certain periods market quotations may not represent firm bids of dealers or prices of actual sales. In addition, the Company through its market-making and trading activities may be the sole or principal source of liquidity in certain issues and, as a result, may substantially affect the prices at which such issues trade. To mitigate the potential impact on the Company's operating results of the greater risk inherent in high-yield debt securities and emerging market loans and securitized instruments, the Company has in place policies to control total inventory positions in these securities and instruments. Additionally, the Company has in place specific credit policies to control exposures to individual emerging market counterparties.

                 Derivatives facilitate risk transfer and enhance liquidity in the marketplace, and the origination and trading of derivatives have expanded significantly over the past decade. Derivative instruments have been utilized as efficient and cost effective tools that enable users to adjust risk profiles, such as interest rate, currency, or other market risks, or to take proprietary trading positions. Widespread acceptance of derivatives has contributed to the development of more complex OTC products structured for particular clients to address specific financing and risk management needs.* Derivative transactions may have both on- and off-balance sheet implications, depending on the nature of the contract, and the Company's use of derivative products may subject the Company to market and credit risks.** In times of market stress, sharp price or volatility movements may also reduce liquidity in certain derivatives positions, as well as in underlying non-derivative (cash) instruments. Credit risk in

- ----------------------------
* As previously indicated, the Company also uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability management and to reduce borrowing costs. The risks associated with derivatives activities in this context are managed in a manner consistent with the Company's overall risk management policies.

** It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks.

the context of OTC derivative transactions relates to the potential for a counterparty to default on its contract and is represented by the replacement cost of all contracts in a gain position (after considering the effects of master netting agreements where applicable) rather than by the gross notional or contractual values. The risks associated with derivative products, including credit and market risks, are managed in a manner consistent with the Company's overall risk management policies. The Company's exposure to changes in interest rates, foreign currencies and other factors is managed on an individual product basis, generally by entering into offsetting or other positions in a variety of financial instruments and derivative products. The Company manages its credit exposure to derivative products by entering into master netting agreements when feasible, monitoring the creditworthiness of counterparties on an ongoing basis and requesting initial and/or additional collateral when deemed necessary, diversifying and limiting exposure to individual counterparties, and limiting the duration of exposure. In addition, with respect to certain exchange-listed derivatives, the Company has in place agreements with customers that permit the Company to close out positions or require additional collateral (and in many cases require excess collateral) if certain events occur. In certain instances, the Company may also limit the types of derivative products that may be traded in a particular account.

ITEM 2.          PROPERTIES

                 The Company's executive offices are located at 1251 Avenue of the Americas, New York, New York, and occupy 612,255 square feet under a lease expiring in 1998. The Company also leases space at various other locations in Manhattan under leases expiring between 1996 and 2002 and aggregating approximately 504,447 square feet. In addition, the Company leases space in Brooklyn, New York, aggregating approximately 383,112 square feet under a lease expiring in 2013.

                 During 1995, the Company will relocate approximately 4,100 of its New York City employees from existing leased space at 1221 and 1251 Avenue of the Americas to space in its buildings at 1585 Broadway and 750 Seventh Avenue, which were purchased in fiscal 1993 and fiscal 1994, respectively. The Company plans to occupy approximately 980,500 square feet at 1585 Broadway, which will become the Company's New York headquarters, and approximately 342,000 square feet of space at 750 Seventh Avenue. The total investment in these two buildings will aggregate approximately $700 million and will be capitalized and depreciated over the useful lives of the individual assets comprising the investment.

                 During fiscal 1994, the Company recognized a pre-tax charge of $59 million ($39 million after tax). The charge was in connection with the Company's pending move to the purchased New York City facilities and to new office space in Tokyo. The charge specifically covers the Company's termination of certain leased office space and the write-off of remaining leasehold improvements in both cities.

                 The Company's London headquarters are located at 25 Cabot Square, Canary Wharf (approximately three miles east of the City of London), and occupy approximately 475,000 square feet of a 500,000 square foot building (the "Building") constructed by the Company. The Company owns the ground lease obligation and has a 999-year lease plus an option to acquire the freehold interest in the land and the Building. The Company recently leased approximately 350,000 square feet at 20 Cabot Square, Canary Wharf, under a lease arrangement expiring in 2020.

                 Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through 2011. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.          LEGAL PROCEEDINGS

                 The Company is involved in the following litigation matters.

I. State of West Virginia v. Morgan Stanley & Co. Incorporated. On October 24, 1989, the State of West Virginia (the "State") commenced an action in the Circuit Court of Kanawha County, West Virginia against Morgan Stanley, County NatWest Government Securities, Inc., County NatWest, Inc., Salomon Brothers Inc, Greenwich Capital Markets, Inc. and Goldman, Sachs & Co., alleging that the defendants had induced the State, through its Board of Investments and the office of the State Treasurer, to engage in unsuitable and speculative investment activity in the State's Consolidated Fund. The complaint alleged that, as a result of this activity, the Consolidated Fund suffered significant losses. As against Morgan Stanley, the complaint alleged damages in excess of $79 million. All of the other defendants settled with the State.

                 On March 15, 1992, the court orally granted partial summary judgment for the State on certain of its claims. The trial began on March 30, 1992 and concluded on May 8, 1992. On May 6, 1992, the court directed a verdict of approximately $32.6 million against Morgan Stanley on the State's ultra vires claim. On May 8, 1992, the jury awarded approximately $4.9 million in damages against Morgan Stanley on the State's constructive fraud claim, but found that Morgan Stanley had not engaged in actual fraud. On October 13, 1993, the court entered a judgment in the action awarding the State the total amount of $56.8 million, inclusive of pre-judgment interest, and ordering that post-judgment interest accrue on that sum at the statutory rate of 10% per annum until the judgment is paid. On January 12, 1994, the court denied Morgan Stanley's motion for judgment notwithstanding the verdict or, alternatively, for a new trial. The court granted Morgan Stanley's motion for a stay pending appeal. On May 9, 1994, Morgan Stanley filed a petition for appeal, which was granted by the Supreme Court of Appeals of West Virginia on June 29, 1994. Following oral argument on January 18, 1995, the Supreme Court of Appeals entered an order on January 20, 1995 directing the Circuit Court to prepare written findings of fact and conclusions of law clarifying the basis of its ruling. That decision was issued on March 3, 1995. Reargument of the appeal before the Supreme Court of Appeals is currently scheduled for May 10, 1995.

II. Taxable Municipal Bond Litigation. Between April and October 1990, 16 purported class action complaints were filed in various federal and state courts alleging claims relating to eight offerings of taxable municipal bonds by eight different issuers in 1986. On November 27, 1990, the federal Judicial Panel on Multi-district Litigation transferred all of the actions to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings.

                 On May 3, 1991, eight amended and consolidated complaints (the "Amended and Consolidated Complaints") were filed in connection with the proceedings arising out of eight different bond offerings (the "Eight Offerings"). In addition, a single Racketeer Influenced and Corrupt Organizations Act ("RICO") complaint was filed on May 3, 1991, which addressed all of the Eight Offerings. The Amended and Consolidated Complaints and the RICO complaint, like the previously filed complaints, alleged that the defendants fraudulently informed investors that the proceeds of the Eight Offerings would be used to fund low cost, public interest loans. According to the Amended and Consolidated Complaints, the money was instead invested in guaranteed investment contracts ("GICs") issued by Executive Life Insurance Company ("Executive Life") as part of a purported scheme on the part of Drexel Burnham Lambert Incorporated ("Drexel") and Executive Life to use the underwriting of municipal bonds to permit Executive Life to invest in high risk junk bonds through Drexel. (Due to its bankruptcy filing, Drexel was not named as a defendant in any of the Amended and Consolidated Complaints.) Following the deterioration of the high yield bond market, the ratings of Executive Life and the GIC-backed bonds were downgraded, and the resulting decline in the value of the bonds is alleged to have caused losses to the members of the purported plaintiff classes. The plaintiff class in each of the actions purportedly consists of all persons who purchased the bonds at issue prior to and including April 9, 1990. The Amended and Consolidated Complaints generally alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rule 10b-5 promulgated thereunder, section 80a of the Investment Company Act of 1940 (the "Investment Company Act"), section 80b-3 of the Investment Advisers Act of 1940 (the "Advisers Act") and common law and/or statutory fraud, and sought actual and punitive damages in unspecified amounts, rescission, declaratory relief, interest, costs and attorneys' fees. The RICO complaint alleged violations of section 1962(c) and (d) of Title 18 and sought compensatory and treble damages in unspecified amounts, injunctive relief, disgorgement, interest, costs, and attorneys' fees. Morgan Stanley was named as a defendant in seven of the eight Amended and Consolidated Complaints and in the RICO complaint. The master caption of the multi-district proceeding is In re Taxable Municipal Bond Securities Litigation. The seven actions naming Morgan Stanley as a defendant are: Farm Bureau Federation, et al. v. The Board of County Commissioners of Adams County, Colorado, et al.; Washington National Life Insurance Company of New York, et al. v. Morgan Stanley & Co. Incorporated, et al.; First National Bank, et al. v. Louisiana Housing Finance Agency, et al.; Associated Kellogg Bank, et al. v. Louisiana Agricultural Finance Authority, et al.; Bloomfield State Bank, et al. v. Louisiana Agricultural Finance Authority, et al.; Virgin, et al. v. Health, Educational and Housing Facility Board of the City of Memphis, Tennessee, et al.; and Farm Bureau Town & Country Insurance Company of Missouri, et al. v. El Paso Housing Finance Corporation, et al.

                 On June 3, 1992, the court dismissed plaintiffs' claims under the Investment Company Act and the Advisers Act. On November 1, 1993, certain of the defendants in the various actions filed cross-claims to preserve their various claims for contribution, credit or offset. In connection with the RICO action, all of the plaintiffs except Washington National Life Insurance Company and Washington National Life Insurance Company of New York withdrew their RICO claims without prejudice. Thereafter, on December 13, 1993, the court granted defendants' motion for summary judgment on the Washington National plaintiffs' RICO claims, and denied the Washington National plaintiffs' motion for leave to file an amended RICO complaint. On February 2, 1994, the court entered an order imposing sanctions on counsel for the Washington National plaintiffs.

         The parties reached an agreement to settle the various actions in which Morgan Stanley was named as a defendant, and the settlement was approved by the court on February 1, 1995. A fairness hearing on the proposed settlement is scheduled for July 31, 1995.

III. Lundy, et al. v. Morgan Stanley & Co. Inc. On September 28, 1990, a purported class action complaint was filed in the United States District Court for the Northern District of California, purportedly on behalf of all persons who purchased 12.40% Debentures due 1997 (the "Debentures") of Imperial Corporation of America ("ICA") between January 9, 1987 and July 1, 1990. Morgan Stanley and Drexel Burnham Lambert Incorporated ("Drexel") were the underwriters for the initial offering of $100 million of the Debentures. On February 28, 1990, ICA filed for protection under Chapter 11 of the Federal Bankruptcy Code, and on July 1, 1990 defaulted on the payment of interest on the Debentures. The complaint alleged that the Debentures were issued in order to facilitate ICA's continuing investment in high yield junk bonds through Drexel, and that, with Morgan Stanley's knowledge, the prospectus issued in connection with the Debentures was materially false and omitted to state material information. The complaint asserted claims under section 10(b) of the Exchange Act and rule 10b-5 promulgated thereunder, and for fraud, negligence, negligent misrepresentation and false advertising, and sought rescission, compensatory and punitive damages in unspecified amounts, disgorgement of profits and compensation, costs and attorneys' fees. On February 25, 1991, the court certified the plaintiff class. On January 25, 1993, Morgan Stanley filed a motion for summary judgment. On October 21, 1993, the court entered a preliminary order approving an agreement, subject to certain contingencies, to settle the action.

IV. Katell, et al. v. Morgan Stanley Group, Inc., et al. On November 6, 1991, a complaint was filed in the Court of Chancery of the State of Delaware for New Castle County against the Company, Morgan Stanley, two Morgan Stanley employees, Morgan Stanley Leveraged Capital Fund, Inc., Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF"), CIGNA Corp., CIGNA Capital Advisors, Inc., CIGNA Leveraged Capital Fund, Inc., SIBV/MS Holdings, Inc., Jefferson Smurfit Corp., Container Corporation of America ("CCA"), Silgan Holdings Inc. and Silgan Corporation ("Silgan"). The complaint, filed on behalf of two limited partners in MSLEF, alleged breaches of fiduciary duties, willful misconduct, gross negligence and breach of contract in connection with the purchase and sale of MSLEF's interests in CCA and Silgan. The complaint alleged damages in excess of $32.9 million and sought compensatory damages in an unspecified amount, together with interest. On February 17, 1992, plaintiffs filed an amended complaint, adding derivative claims and seeking an accounting. On January 14, 1993, the court dismissed plaintiffs' individual claims, co-investor claims, right of first refusal claims and aiding and abetting claims, but did not dismiss plaintiffs' derivative claims regarding the CCA and Silgan sale prices. On September 27, 1993, the court granted defendants' motion to stay the action pending a report by a special litigation committee. On April 15, 1994, the special litigation committee filed its report together with a motion to dismiss the action. On March 28, 1995, the court heard oral argument on the motion to dismiss. A decision is pending.

                 A related action, captioned Desert Equities, Inc. v. Morgan Stanley Leveraged Equity Fund II, L.P., et al., was commenced on February
18, 1992 in the Court of Chancery
of the State of Delaware for New Castle County against Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), Morgan Stanley Leveraged Equity Fund II, Inc. and the Company. The complaint alleged that plaintiff, a limited partner in MSLEF II, was improperly excluded from MSLEF II investment opportunities in retaliation for its participation in the Katell litigation described above. The complaint asserted claims for breach of fiduciary duty, breach of the MSLEF II Partnership Agreement and breach of an implied covenant of good faith and fair dealing. The complaint sought damages in an unspecified amount, interest, injunctive relief, specific performance of the Partnership Agreement and an accounting. On July 28, 1992, the court granted defendants' motion for judgment on the pleadings. On June 1, 1993, the Delaware Supreme Court reversed and remanded the action for further proceedings. Discovery is proceeding.

V.               Atwood, et al. v. Burlington Industries Equity, Inc., et al.
On June 3, 1992, a purported class action complaint was filed against Burlington Industries Equity, Inc. ("Burlington"), the Company, and seven officers and/or directors of Burlington, two of whom are Morgan Stanley employees. NationsBank Trust Company was subsequently added as a defendant. The plaintiff class purportedly consists of all participants in and beneficiaries of Burlington's Employee Stock Ownership Plan ("ESOP"). The complaint alleged that defendants violated the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and breached various fiduciary duties purportedly owed to plaintiffs in connection with the ESOP's August 1989 purchase of certain Burlington voting stock at $37.80 per share. The complaint alleged that defendants thereafter caused Burlington to engage in a series of transactions which decreased significantly the value of the ESOP's investment in Burlington stock. The complaint sought compensatory and punitive damages in unspecified amounts, rescission of the ESOP's August 1989 purchase of Burlington stock, removal of all defendants as ESOP fiduciaries under the ERISA statute, pre- and post-judgment interest, costs and attorneys' fees. The action is pending in the United States District Court for the Middle District of North Carolina.

         On August 3, 1994, the court granted in part and denied in part defendants' motion to dismiss the action. On February 13, 1995, the court granted plaintiffs' motion for class certification. Discovery is proceeding.

VI. Hedged-Investments Litigation. On August 6, 1993, a purported class action complaint captioned Bruce W. Higley, D.D.S., M.S., P.A. Defined Benefit Annuity Plan v. Donahue, et al. was filed in the District Court for the City and County of Denver, Colorado purportedly on behalf of all persons and entities who invested, directly or indirectly, in certain investment partnerships or entities organized and/or managed by James D. Donahue ("Donahue"). Donahue was the founder and president of Hedged-Investments Associates, Inc. ("HIA"), through which Donahue conducted the options trading at issue in the action. HIA, in turn, was allegedly the general partner of several limited partnerships. The trading at issue occurred through accounts held at Morgan Stanley, Kidder, Peabody & Co. Incorporated ("Kidder"), and Prudential Securities Incorporated ("Prudential"). The action was brought against Donahue, Morgan Stanley, Kidder, Prudential, and individual employees at each of those firms. The complaint alleged that despite representations made to investors that the trading would be based on a "scientific" approach, would be fully hedged, and would yield a predictable return, Donahue, in conspiracy with and aided and abetted by the other defendants, in reality engaged in risky trading strategies while operating a "Ponzi scheme," which caused investors to suffer substantial losses. As against the brokerage firms, the complaint asserted state law causes of action for violating and aiding and abetting violations of state securities laws, fraud and aiding and abetting fraud, aiding and abetting Donahue's breach of fiduciary duty, theft by deception, civil conspiracy, and aiding and abetting conversion. The complaint also asserted causes of action under the Colorado Organized Crime Control Act. The complaint sought rescissory and compensatory damages in unspecified amounts, treble damages, costs and attorneys' fees.

         Related litigation against Morgan Stanley and the other defendants is pending in the same court. That litigation includes an action by HIA's bankruptcy trustee and a competing class action brought on behalf of essentially the same class of investors alleged to be represented in Higley. On
March 10, 1994, the court certified a plaintiff class in Higley and the competing class action. The court denied various motions to dismiss.

         An agreement has been reached to settle Higley and the competing class action. On March 3, 1995, the proposed settlement was filed for court approval. A fairness hearing is scheduled for April 28, 1995.

         The settlement described above, upon final approval by the court, will result in the dismissal of all related litigation against Morgan Stanley except for the action filed by the bankruptcy trustee for HIA and certain related partnerships, captioned Sender v. Kidder, Peabody & Co. Incorporated, et al. On November 17, 1994, the court in Sender vacated an earlier order that had dismissed the only claim asserted by the trustee against Morgan Stanley. Discovery in the Sender action is proceeding, and the trial is scheduled to begin on January 29, 1996.

VII. First Tokyo Index Trust Limited v. Morgan Stanley Trust Company and Morgan Stanley International. On September 30, 1993, First Tokyo Index Trust Limited ("First Tokyo") commenced an action in the High Court of Justice, Chancery Division, London, against Morgan Stanley Trust Company ("MSTC") and Morgan Stanley International ("MSI"). MSTC was the custodian for First Tokyo's assets, and MSI engaged in certain transactions concerning those assets. First Tokyo asserted claims for breach of contract, negligence, breach of trust, breach of fiduciary duty, conversion and constructive trust, and sought the return of certain assets remaining in the First Tokyo custodial account with MSTC, compensatory damages in an unspecified amount, interest, costs and an accounting. On December 31, 1993, MSTC and MSI filed their defenses, as well as claims for contribution and/or indemnity against various individuals and entities. The parties subsequently amended their respective pleadings. On May 12, 1994, the court granted in part and denied in part plaintiff s motion to strike certain of the defenses asserted by the defendants. The defenses were subsequently amended and re-served. On November 10, 1994, the court granted MSTC and MSI's application to add Coopers & Lybrand as a third-party defendant, and to assert claims for contribution and/or indemnity against Coopers & Lybrand. Discovery is proceeding.

VIII. The National Commercial Bank v. Morgan Stanley Asset Management, Inc., et al. On May 2, 1994, a complaint was filed in the United States District Court for the Southern District of New York by The National Commercial Bank ("NCB") against Morgan Stanley Asset Management Inc. ("MSAM") and certain MSAM employees. The complaint alleges that NCB established a managed account at MSAM in or about February 1993 to trade United States Treasury securities and that in August 1993 that account suffered substantial losses. The complaint alleges violations of sections 10(b) and 20(a) of the Exchange Act and rule 10b-5 promulgated thereunder, common law fraud, common law constructive fraud, breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, and seeks compensatory damages in excess of $39 million, punitive damages in an unspecified amount, costs, attorneys' fees and interest. On June 28, 1994, defendants filed answers to the complaint. On July 13, 1994, defendants filed third-party complaints against two employees of NCB, asserting claims over and for contribution and indemnity in the event defendants are determined to be liable to NCB. Discovery is proceeding.

IX. NASDAQ Antitrust Litigation. On December 16, 1994, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York against a total of 33 defendants, including Morgan Stanley. The consolidated amended complaint alleges that Morgan Stanley and other participants and market makers on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") engaged in a conspiracy to fix the "spread" between bid and asked prices for securities traded on the NASDAQ in violation of Section 1 of the Sherman Act. The plaintiff class is alleged to include persons throughout the United States who are customers of the defendants or their affiliates and who purchased or sold securities on the NASDAQ during the period from May 1, 1989 through May 27, 1994. Plaintiffs are alleged to have been damaged in that they paid more for securities purchased on the NASDAQ, or received less for securities sold, than they would have but for the alleged conspiracy. The consolidated amended complaint seeks compensatory damages, treble damages, declaratory and injunctive relief, attorneys' fees and costs. Judgment against each of the defendants is sought on a joint and several basis. On February 2, 1995, Morgan Stanley and the other named defendants filed a motion to dismiss.

         In addition to the federal court litigation, on May 27, 1994, a purported class action complaint captioned Abel, et al. v. Merrill
Lynch & Co., et al. was filed in California Superior Court, San Diego
County, against Morgan Stanley and 12 other participants and market makers on the NASDAQ. The complaint raised substantially the same allegations as the federal court litigation, on behalf of a purported class of persons in California who purchased or sold securities on the NASDAQ. On April 5, 1995, by agreement of the parties and by order of the Court, this matter was dismissed without prejudice, and the relevant statutes of limitation tolled pending termination of the federal actions.

X. Other. In addition to the matters described above, the Company, including Morgan Stanley, has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. The Company, including Morgan Stanley, is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies.

            In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases such as some of those described above in which substantial damages are sought, the Company cannot state what the eventual outcome of pending matters will be. The Company is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the Company's Consolidated Financial Statements incorporated by reference herein.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the quarter ended January 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table provides certain information about each of the Registrant's executive officers on January 31, 1995:

       Name                                     Age                          Position
       ----                                     ---                          --------
Richard B. Fisher                               58              Chairman of the Board of Directors, Managing Director and
                                                                Director of the Registrant and Morgan Stanley

John J. Mack                                    50              President, Managing Director and Director of the Registrant
                                                                and Morgan Stanley

Barton M. Biggs                                 62              Managing Director and Director of the Registrant and Morgan
                                                                Stanley

Peter F. Karches                                43              Managing Director and Director of the Registrant and Morgan
                                                                Stanley

Robert W. Matschullat*                          47              Managing Director and Director of the Registrant and Morgan Stanley

Sir David A. Walker                             55              Director of the Registrant and Morgan Stanley and Managing Director
                                                                of Morgan Stanley

Jonathan M. Clark                               57              General Counsel and Secretary of the Registrant and Morgan Stanley
                                                                and Managing Director and Director of Morgan Stanley

- --------------------------
* Mr. Matschullat will not stand for re-election as a Director of the Registrant at the 1995 Annual Meeting of and will resign from the Company effective July 1995.

Name                                            Age             Position
- ----                                            ---             --------

Philip N. Duff                                  38              Chief Financial Officer of the Registrant and Morgan Stanley and
                                                                Managing Director of Morgan Stanley

Charles B. Hintz                                45              Treasurer of the Registrant and Morgan Stanley and Managing Director
                                                                of Morgan Stanley

             All directors hold office until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any directors or executive officers.

             Mr. Fisher has served as Chairman of the Board of Directors of the Registrant and Morgan Stanley since January 1991. From January 1984 through December 1990, he served as President of the Registrant and Morgan Stanley. He has been a director and a Managing Director of the Registrant since July 1975 and a director and a Managing Director of Morgan Stanley since July 1970. He has also been a member of the Registrant's Executive Committee since March 1986 and its chairman since May 1991. He was a partner of Morgan Stanley & Co. from July 1970 through June 1975.

             Mr. Mack has been President of the Registrant and Morgan Stanley since June 1993. He has been a director and a Managing Director of the Registrant since December 1987 and was a director and a Managing Director of the Registrant from January 1979 until March 1986. Mr. Mack has been a director and a Managing Director of Morgan Stanley since January 1979. He has also been a member of the Registrant's Executive Committee since December 1987.

             Mr. Biggs has been a director and a Managing Director of the Registrant since May 1991 and a director and Managing Director of Morgan Stanley since July 1973. He was a director and a Managing Director of the Registrant from July 1975 to March 1986. He has also been a member of the Registrant's Executive Committee since May 1991. He was a partner of Morgan Stanley & Co. from June 1973 through June 1975.

             Mr. Karches has been a director and a Managing Director of the Registrant since February 1994 and a director and a Managing Director of Morgan Stanley since January 1985. He has also been a member of the Registrant's Executive Committee since February 1994.

             Mr. Matschullat has been a director and a Managing Director of the Registrant since July 1992 and a Managing Director of Morgan Stanley since February 1986. He has been a director of Morgan Stanley from February 1986 to September 1991 and since January 1992. He has also been a member of the Registrant's Executive Committee since July 1992.

             Sir David Walker has been a director of the Registrant since November 1994, a director of Morgan Stanley since February 1995 and a Managing Director of Morgan Stanley since November 1994. He has also been a member of the Registrant's Executive Committee since November 1994. Before joining the Company, Sir David was a Deputy
Chairman of Lloyds Bank in England. From 1988 to 1992 he was Chairman of the Securities and Investments Board, the British authority that regulates the securities markets.

             Mr. Clark has been the General Counsel and Secretary of the Registrant and Morgan Stanley since February 1993. Since February 1993 he has been a director and a Managing Director of Morgan Stanley. Before joining the Company, Mr. Clark was a partner of Davis Polk & Wardwell, a New York law firm.

             Mr. Duff has been the Chief Financial Officer of the Registrant and Morgan Stanley since February 1994. He has been a Managing Director of Morgan Stanley since February 1993 and a Principal of Morgan Stanley from January 1991 to February 1993. From January 1989 to January 1991 he was a Vice President of Morgan Stanley.

             Mr. Hintz has been the Treasurer of the Registrant and Morgan Stanley since January 1992. He has been a Managing Director of Morgan Stanley since February 1993. From January 1989 to February 1993 he was a Principal of Morgan Stanley.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth under the caption "Quarterly Results" on page 77 of the Registrant's 1994 Annual Report to Stockholders and such information is hereby incorporated herein by reference.


ITEM 6.      SELECTED FINANCIAL DATA

             Selected Financial Data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth under the same caption on page 2 of the 1994 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 46 to 77 of such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 33 to 44 of the 1994 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 46 to 77 of such Annual Report.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The consolidated financial statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 1994 Annual Report to Stockholders on pages 45 to 77 and such information is hereby incorporated herein by reference, including the information appearing under the caption "Quarterly Results" on page 77 of such Annual Report.

             The Statement of Financial Condition at December 31, 1994 and 1993 for the Morgan Stanley U.K. Group Profit Sharing Scheme (the "Plan"), the Statement of Changes in Plan Equity for the Years Ended December 31, 1994, 1993 and 1992 together with the Notes thereon and the Report of Independent Chartered Accountants appear as Exhibit 99.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             NOT APPLICABLE.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information relating to Directors and Nominees of the Registrant is set forth under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement of the Registrant for its 1995 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

             Information relating to executive compensation is set forth under the captions "Board of Directors Meetings, Committees and Fees" on page 5, "Compensation of Executive Officers" on pages 10 to 14 and "Compensation Committee Interlocks and Insider Participation" on page 19 of the Proxy Statement of the Registrant for its 1995 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Information relating to security ownership of management and certain beneficial owners is set forth under the captions "Stock Ownership of Management" and "Principal Stockholders" on pages 6 and 7, respectively, of the Proxy Statement of the Registrant for its 1995 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information regarding certain relationships and related transactions is set forth under the caption "Interest of Management in Certain Transactions" on page 9 of the Proxy Statement of the Registrant for its 1995 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Documents filed as part of this Report:

    1        Financial Statements

             The financial statements required to be filed hereunder are listed on page F-1 hereof.

    2        Financial Statement Schedules

             The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

    3        Exhibits

             Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by the Registrant under the Securities Act of 1933 or to reports or registration statements filed by the Registrant under the Exchange Act, respectively, and are hereby incorporated by reference to such statements or reports.

                    3.1 Restated Certificate of Incorporation of the Company, as amended to date (Registration Statement on Form S-3 (No. 33-57833)).

                    3.2*         By-Laws of the Company, as amended to date.

                    4.1 Restated Certificate of Incorporation of the Company, as amended to date (see Exhibit 3.1).

                    4.2 Stockholders' Agreement dated February 14, 1986, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1993).

                    4.3 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1993).

- -----------------------------
*   Filed herewith.

                    4.4 First Supplemental Subordinated Indenture dated as of May 15, 1991 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.5 Senior Indenture dated as of April 15, 1989 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.6 First Supplemental Senior Indenture dated as of May 15, 1991 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.7 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and Chemical Bank, as trustee (Current Report on Form 8-K dated December 1, 1993).

                    4.8 Voting Agreement dated March 5, 1991 among the Company, State Street Bank and Trust Company and Other Persons Signing Similar Voting Agreements (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.9 Instruments defining the Rights of Security Holders, Including Indentures - In addition to Exhibits 4.1 through 4.8 herein, pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                    10.1+ Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.2+ Form of Agreement under the Morgan Stanley Group Inc. Officers' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).


- ------------------------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                    10.3+ Morgan Stanley & Co. Incorporated Excess Benefit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.4+ Morgan Stanley & Co. Incorporated Supplemental Executive Retirement Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.5+ Morgan Stanley Group Inc. 1986 Stock Option Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.6+ Morgan Stanley Group Inc. Performance Unit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.7+ Morgan Stanley Group Inc. Deferred Compensation Plan for Outside Directors, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.8+ Morgan Stanley Group Inc. 1988 Equity Incentive Compensation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.9+ Morgan Stanley Group Inc. 1988 Capital Accumulation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.10+ Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1994).

                    10.11 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.12 Lease Agreement dated as of July 5, 1972 between Morgan Stanley & Co. Incorporated and Standard Oil Company, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.13 Agreement of Lease dated May 13, 1986 between Morgan Stanley & Co. Incorporated and Forest City Pierrepont Associates, as


- ------------------------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                 amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.14        Agreement of Sublease between McGraw Hill, Inc.
                                 and Morgan Stanley & Co. Incorporated, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.15 Lease dated January 22, 1993 between Rock-McGraw, Inc., Landlord, to Morgan Stanley & Co. Incorporated, Tenant (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1993).

                    10.16 999 Year Lease dated November 5, 1993 among Canary Wharf Investments Limited, Canary Wharf Management Limited, Canary Wharf Limited, Morgan Stanley UK Holdings PLC and the Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1994; confidential treatment has been granted for a portion of this exhibit).

                    10.17 Option Agreement dated November 5, 1993 among Canary Wharf Investments Limited, 25 Cabot Square Limited and the Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                    10.18* Agreement of Lease dated February 10, 1995 among Canary Wharf Limited, Morgan Stanley UK Group and the Company.

                    10.19 Sale-Purchase Agreement dated as of August 11, 1993 between 1585 Broadway Associates and the Company (Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993).

                    10.20 Sale-Purchase Agreement dated as of April 28, 1994 between 750 Seventh Avenue Associates, L.P. and Morgan Stanley 750 Building Corp. (Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1994).

                    11*          Statement Re: Computation of Earnings Per
                                 Share.

                    12* Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.


- --------------------------
*            Filed herewith.

                    13* The following portions of the Company's 1994 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

                                 13.1   "Quarterly Results" (page 77).

                                 13.2   "Selected Financial Data" (page 2).

                                 13.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 33 to 44).

                                 13.4 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon (pages 45 to 77).

                    21*          Subsidiaries of the Company.

                    23.1*        Consent of Ernst & Young.

                    23.2* Consent of Ernst & Young with respect to the Financial Statements for the fiscal year ended December 31, 1994 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

                    24 Powers of Attorney (included on signature page).

                    27*          Financial Data Schedule.

                    99* Financial Statements for the fiscal year ended December 31, 1994 for the Morgan Stanley U.K. Group Profit Sharing Scheme.


- -----------------------
    *    Filed herewith.

(b) A Current Report on Form 8-K, dated November 16, 1994, was filed with the Securities and Exchange Commission in connection with the announcement of the Company's third quarter financial results and declaration of a quarterly cash dividend.

             A Current Report on Form 8-K, dated December 8, 1994, was filed with the Securities and Exchange Commission in connection with the discussions by the Company and S.G. Warburg Group plc of the possibility of combining their businesses.

             A Current Report on Form 8-K, dated December 15, 1994, was filed with the Securities and Exchange Commission in connection with the termination of merger discussions between the Company and S.G. Warburg Group plc.

             A Current Report on Form 8-K, dated January 19, 1995, was filed with the Securities and Exchange Commission in connection with expected earnings for the fiscal quarter ending January 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 1995.

                                              MORGAN STANLEY GROUP INC.

                                              By /s/ Richard B. Fisher
                                                 -------------------------------
                                                     Richard B. Fisher
                                                     Chairman of the Board
                                                     of Directors

                                POWER OF ATTORNEY

    We, the undersigned directors and executive officers of Morgan Stanley Group Inc., hereby severally constitute Jonathan M. Clark, Philip N. Duff and Ralph L. Pellecchio, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 26TH OF APRIL, 1995.

    Signature                                      Title
    ---------                                      -----
/s/ Richard B. Fisher                     Chairman, Managing Director
- --------------------------                    and Director
(Richard B. Fisher)

/s/ John J. Mack                          President, Managing Director
- --------------------------                    and Director
(John J. Mack)

/s/ Barton M. Biggs                       Managing Director and Director
- --------------------------
(Barton M. Biggs)

/s/ Peter F. Karches                      Managing Director and Director
- --------------------------
(Peter F. Karches)

/s/ Robert W. Matschullat                 Managing Director and Director
- --------------------------
(Robert W. Matschullat)

/s/ Sir David A. Walker                       Director
- --------------------------
(Sir David A. Walker)

/s/ Philip N. Duff                        Chief Financial Officer
- --------------------------
(Philip N. Duff)

    Signature                                    Title
    ---------                                    -----
/s/ Eileen K. Murray                             Chief Accounting Officer and
- -------------------------                            Controller
(Eileen K. Murray)

/s/ Daniel B. Burke                              Director
- -------------------------
(Daniel B. Burke)

/s/ Richard B. Cheney                            Director
- -------------------------
(Richard B. Cheney)

/s/ S. Parker Gilbert                            Director
- -------------------------
(S. Parker Gilbert)

/s/ Allen E. Murray                              Director
- -------------------------
(Allen E. Murray)

/s/ Paul F. Oreffice                             Director
- -------------------------
(Paul F. Oreffice)

/s/ Paul J. Rizzo                                Director
- -------------------------
(Paul J. Rizzo)

                            MORGAN STANLEY GROUP INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS (14)(a)(l) AND (14)(a)(2)



                                                                                      PAGE
                                                                                      ----
FINANCIAL STATEMENTS                                               FORM 10-K                    ANNUAL REPORT
- --------------------                                               ---------                    -------------
Report of Independent Auditors                                                                        45

Consolidated Statement of Financial                                                                   46
  Condition at January 31, 1995
  and January 31, 1994

Consolidated Statement of Income for                                                                  48
  the Fiscal Years Ended January 31,
  1995, January 31, 1994 and January 31, 1993

Consolidated Statement of Cash Flows                                                                  49
  for the Fiscal Years Ended January 31,
  1995, January 31, 1994 and January 31, 1993

Consolidated Statement of Changes                                                                     50
  in Stockholders' Equity for the
  Fiscal Years Ended January 31, 1995,
  January 31, 1994 and January 31, 1993

Notes to Consolidated Financial                                                                       52
  Statements

FINANCIAL STATEMENT SCHEDULES
- -----------------------------
 Schedule III - Condensed Financial                                   F-2 - F-5
  Information of Registrant Morgan
  Stanley Group Inc. (Parent Company
  Only) - Condensed Financial Statements
  for the Fiscal Years Ended January 31,
  1995, January 31, 1994, and January 31, 1993


                                                                    SCHEDULE III
                            MORGAN STANLEY GROUP INC.
                              (PARENT COMPANY ONLY)

                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                      JANUARY 31, 1995 AND JANUARY 31, 1994

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        January 31,        January 31,
                                                                                           1995               1994
                                                                                       ------------      ------------
ASSETS:
Cash and interest-bearing equivalents                                                  $     78,304      $    127,617
Financial instruments owned                                                                 587,906           636,861
Advances to subsidiaries                                                                 19,090,690        13,646,712
Investment in subsidiaries, at equity                                                     4,310,812         4,134,198
Other assets                                                                                232,372           125,266
                                                                                       ------------      ------------
Total assets                                                                           $ 24,300,084      $ 18,670,654
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Short-term borrowings                                                                  $  7,298,237      $  6,475,804
Securities sold to subsidiary under agreements to repurchase                              1,054,489           368,970
Payables to subsidiaries                                                                  3,463,393           263,121
Other liabilities and accrued expenses                                                      316,281           433,818
Long-term borrowings                                                                      7,612,838         6,660,036
                                                                                       ------------      ------------
                                                                                         19,745,238        14,201,749
                                                                                       ------------      ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                                          818,667           819,539
   Common stock, $1.00 par value; authorized 300,000,000 shares;
      issued 79,774,278 shares in fiscal 1994 and 78,277,538 shares in fiscal 1993           79,774            78,276
   Paid-in capital                                                                          706,486           816,852
   Retained earnings                                                                      3,338,028         3,094,451
   Cumulative translation adjustments                                                       (10,099)           (2,628)
                                                                                       ------------      ------------
         Subtotal                                                                         4,932,856         4,806,490


   Less:
         Note receivable related to sale of preferred stock to ESOP                          99,624           109,138
         Common stock held in treasury, at cost (4,477,495 shares in fiscal 1994
             and 3,801,687 shares in fiscal 1993)                                           278,386           228,447
                                                                                       ------------      ------------
          Total stockholders' equity                                                      4,554,846         4,468,905
                                                                                       ------------      ------------
Total liabilities and stockholders' equity                                             $ 24,300,084      $ 18,670,654
                                                                                       ============      ============



See Notes to Condensed Financial Statements.

                                                                    SCHEDULE III

                            MORGAN STANLEY GROUP INC.
                              (PARENT COMPANY ONLY)

                          CONDENSED STATEMENT OF INCOME
             FOR THE YEARS ENDED JANUARY 31, 1995, JANUARY 31, 1994,
                              AND JANUARY 31, 1993

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             Year Ended        Year Ended       Year Ended
                                                             January 31,       January 31,      January 31,
                                                                1995              1994             1993
                                                            ------------      ------------      ------------
REVENUES:

Interest and dividends                                      $  1,312,628      $    773,222      $    683,667
Principal transactions                                            11,875           (47,274)          (51,544)
Fiduciary fees                                                    12,683            15,105            12,751
Other                                                                (93)              242              (113)
                                                            ------------      ------------      ------------
     Total revenues                                            1,337,093           741,295           644,761

Interest expense                                               1,263,495           761,543           688,133

Expenses excluding interest                                       10,312            17,064             5,888
                                                            ------------      ------------      ------------
Income (loss) before income tax provision (benefit)
     and equity in earnings of subsidiaries                       63,286           (37,312)          (49,260)

Income tax provision (benefit)                                    29,296           (14,056)          (22,062)
                                                            ------------      ------------      ------------
Income (loss) before equity in earnings of subsidiaries           33,990           (23,256)          (27,198)
Equity in earnings of subsidiaries, net of tax                   360,884           809,308           537,658
                                                            ------------      ------------      ------------
Net income                                                  $    394,874      $    786,052      $    510,460
                                                            ============      ============      ============
Preferred stock dividend requirements                       $     64,723      $     55,489      $     49,423
                                                            ============      ============      ============
Earnings applicable to common shares (1)                    $    330,151      $    730,563      $    461,037
                                                            ============      ============      ============
Average common and common equivalent
     shares outstanding (1)                                   78,896,608        76,208,288        78,123,800
                                                            ============      ============      ============
Primary earnings per share                                  $       4.18      $       9.59      $       5.90
                                                            ============      ============      ============
Fully diluted earnings per share                            $       4.03      $       9.16      $       5.71
                                                            ============      ============      ============

- ---------------
(1) Amounts shown are used to calculate primary earnings per share.



See Notes to Condensed Financial Statements.

                                                                    SCHEDULE III
                          MORGAN STANLEY GROUP INC.
                            (PARENT COMPANY ONLY)

                      CONDENSED STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED JANUARY 31, 1995, JANUARY 31, 1994,
                             AND JANUARY 31, 1993

                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 Year Ended      Year Ended       Year Ended
                                                                                 January 31,     January 31,      January 31,
                                                                                    1995            1994             1993
                                                                               -------------     -----------      -----------
Cash flows from operating activities:
   Net income                                                                  $   394,874      $   786,052      $   510,460
   Adjustments to reconcile net income to net cash provided by
       (used for) operating activities:
         Non-cash charges (credits) included in net income:
             Deferred income taxes                                                  19,747           (7,902)         (45,032)
             Compensation payable in common or preferred stock                     116,481          407,573          189,829
             Equity in subsidiaries' earnings, net of dividends                     79,878         (514,019)        (776,558)
         (Increase) decrease in assets:
             Financial instruments owned                                            48,955          244,359           (7,581)
             Investment in and advances to subsidiaries, at equity              (5,700,470)      (5,755,573)         979,387
             Other assets                                                         (110,979)         (59,855)          23,909
         Increase (decrease) in liabilities:
             Payables to subsidiaries                                            3,200,272          131,888          131,233
             Other liabilities and accrued expenses, net of deferred taxes        (139,983)          42,551          116,336
                                                                               -----------      -----------      -----------

   Net cash (used for) provided by operating activities                         (2,091,225)      (4,724,926)       1,121,983

   Cash flows from financing activities:
       Net proceeds from short-term borrowings                                     822,433        2,143,962       (1,640,765)
       Securities sold to subsidiary under agreements to repurchase                685,519            5,286            9,944
       Proceeds from:
         Issuance of preferred stock                                                    --          194,436          145,439
         Issuance of common stock                                                   20,477           27,196           28,463
         Issuance of long-term borrowings                                        2,153,858        3,444,793          647,790
       Payments for:
         Repurchase of common stock                                               (287,123)        (245,444)         (99,267)
         Repayments of long-term borrowings                                     (1,201,955)        (636,160)         (41,582)
         Redemption of preferred stock                                                  --               --         (250,000)
         Cash dividends                                                           (151,297)        (133,974)        (102,923)
                                                                               -----------      -----------      -----------

   Net cash provided by (used for) financing activities                          2,041,912        4,800,095       (1,302,901)
                                                                               -----------      -----------      -----------

   Net (decrease) increase in cash and interest-bearing equivalents                (49,313)          75,169         (180,918)

   Cash and interest-bearing equivalents, at beginning of year                     127,617           52,448          233,366
                                                                               -----------      -----------      -----------
   Cash and interest-bearing equivalents, at end of year                       $    78,304      $   127,617      $    52,448
                                                                               ===========      ===========      ===========


See Notes to Condensed Financial Statements.

                                                                    SCHEDULE III

                            MORGAN STANLEY GROUP INC.
                              (PARENT COMPANY ONLY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    General

     The condensed financial statements of Morgan Stanley Group Inc. (the "Company") should be read in conjunction with the consolidated financial statements of Morgan Stanley Group Inc. and Subsidiaries and the notes thereto.

2.   Transactions with subsidiaries

     The Company has transactions with its subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of its subsidiaries.

                                EXHIBIT INDEX

                 EXHIBIT NO.                         EXHIBIT
                 -----------                         -------

                    3.1 Restated Certificate of Incorporation of the Company, as amended to date (Registration Statement on Form S-3 (No. 33-57833)).

                    3.2*         By-Laws of the Company, as amended to date.

                    4.1 Restated Certificate of Incorporation of the Company, as amended to date (see Exhibit 3.1).

                    4.2 Stockholders' Agreement dated February 14, 1986, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1993).

                    4.3 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1993).

                    4.4 First Supplemental Subordinated Indenture dated as of May 15, 1991 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.5 Senior Indenture dated as of April 15, 1989 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.6 First Supplemental Senior Indenture dated as of May 15, 1991 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    4.7 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and Chemical Bank, as trustee (Current Report on Form 8-K dated December 1, 1993).

                    4.8 Voting Agreement dated March 5, 1991 among the Company, State Street Bank and Trust Company and Other Persons Signing Similar Voting Agreements (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).




- ---------------
*    Filed herewith.

                EXHIBIT NO.                          EXHIBIT
                -----------                          -------

                    4.9 Instruments defining the Rights of Security Holders, Including Indentures - In addition to Exhibits 4.1 through 4.8 herein, pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                    10.1+ Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.2+ Form of Agreement under the Morgan Stanley Group Inc. Officers' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.3+ Morgan Stanley & Co. Incorporated Excess Benefit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.4+ Morgan Stanley & Co. Incorporated Supplemental Executive Retirement Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.5+ Morgan Stanley Group Inc. 1986 Stock Option Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.6+ Morgan Stanley Group Inc. Performance Unit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).


- ---------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                EXHIBIT NO.                              EXHIBIT
                -----------                              -------

                    10.7+ Morgan Stanley Group Inc. Deferred Compensation Plan for Outside Directors, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.8+ Morgan Stanley Group Inc. 1988 Equity Incentive Compensation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.9+ Morgan Stanley Group Inc. 1988 Capital Accumulation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.10+ Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                    10.11 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.12 Lease Agreement dated as of July 5, 1972 between Morgan Stanley & Co. Incorporated and Standard Oil Company, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.13 Agreement of Lease dated May 13, 1986 between Morgan Stanley & Co. Incorporated and Forest City Pierrepont Associates, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.14        Agreement of Sublease between McGraw Hill, Inc.
                                 and Morgan Stanley & Co. Incorporated, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.15 Lease dated January 22, 1993 between Rock-McGraw, Inc., Landlord, to Morgan Stanley & Co. Incorporated, Tenant (Annual Report on Form 10-K for the fiscal year ended January 31,
                                 1993).

- ---------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                EXHIBIT NO.                              EXHIBIT
                -----------                              -------

                    10.16 999 Year Lease dated November 5, 1993 among Canary Wharf Investments Limited, Canary Wharf Management Limited, Canary Wharf Limited, Morgan Stanley UK Holdings PLC and the Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1994; confidential treatment has been granted for a portion of this exhibit).

                    10.17 Option Agreement dated November 5, 1993 among Canary Wharf Investments Limited, 25 Cabot Square Limited and the Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                    10.18* Agreement of Lease dated February 10, 1995 among Canary Wharf Limited, Morgan Stanley UK Group and the Company.

                    10.19 Sale-Purchase Agreement dated as of August 11, 1993 between 1585 Broadway Associates and the Company (Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993).

                    10.20 Sale-Purchase Agreement dated as of April 28, 1994 between 750 Seventh Avenue Associates, L.P. and Morgan Stanley 750 Building Corp. (Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1994).

                    11*          Statement Re: Computation of Earnings Per
                                 Share.

                    12* Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

- ---------------
*   Filed herewith.

                EXHIBIT NO.                              EXHIBIT
                -----------                              -------

                    13* The following portions of the Company's 1994 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

                                 13.1   "Quarterly Results" (page 77).

                                 13.2   "Selected Financial Data" (page 2).

                                 13.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 33 to 44).

                                 13.4 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon (pages 45 to 77).

                    21*          Subsidiaries of the Company.

                    23.1*        Consent of Ernst & Young.

                    23.2* Consent of Ernst & Young with respect to the Financial Statements for the fiscal year ended December 31, 1994 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

                    24 Powers of Attorney (included on signature page).

                    27*          Financial Data Schedule.

                    99* Financial Statements for the fiscal year ended December 31, 1994 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

- ---------------
*    Filed herewith.