Form 10-Q
period 1995-05-31
MORGAN STANLEY GROUP INC /DE/
filed 1995-07-14
CIK 789625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended May 31, 1995

Commission file number 1-9085

                           MORGAN STANLEY GROUP INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-2838811
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1251 Avenue of the Americas, New York, New York                     10020
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:             (212) 703-4000


                      ------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /
    ---    ---
         As of June 30, 1995, there were 76,778,494 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statement of Financial Condition at May 31, 1995 (Unaudited) and January 31, 1995

              Condensed Consolidated Statement of Income (Unaudited) for the Three Months and Four Months Ended May 31, 1995 and the Three Months Ended April 30, 1994

              Condensed Consolidated Statement of Cash Flows (Unaudited) for the Three Months and Four Months Ended May 31, 1995 and the Three Months Ended April 30, 1994

              Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  (IN MILLIONS)

ASSETS

                                                                               May 31,
                                                                                1995         January 31,
                                                                             (Unaudited)        1995
                                                                             -----------     -----------
Cash and interest-bearing equivalents                                         $  2,548        $  2,510

Cash and securities deposited with clearing
    organizations or segregated under federal
    and other regulations (securities at market
    value of $1,255 in fiscal 1995 and $1,507
    in fiscal 1994)                                                              1,666           2,116

Financial instruments owned:
    U.S. government and agency securities                                       10,172           9,107
    Other sovereign government obligations                                      16,083          12,931
    Corporate and other debt                                                    10,298          10,545
    Corporate equities                                                           5,550           5,483
    Derivative contracts                                                         9,829           8,623
    Physical commodities                                                           259             420

Securities purchased under agreements to resell                                 40,856          35,913


Securities borrowed                                                             23,025          20,042

Receivables:
    Customers                                                                    4,428           4,823
    Brokers, dealers and clearing organizations                                  2,141           1,376
    Interest and dividends                                                       1,271             731
    Fees and other                                                                 239             548

Property, equipment and leasehold improvements,
    at cost, net of accumulated depreciation and
    amortization of $397 in fiscal 1995 and $364
    in fiscal 1994                                                               1,163           1,061

Other assets                                                                       526             465
                                                                              --------        --------

Total assets                                                                  $130,054        $116,694
                                                                              ========        ========



            See Notes to Condensed Consolidated Financial Statements.     Page 3

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                        (IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    May 31, 1995            January 31,
                                                                                    (Unaudited)                1995
                                                                                    ------------            -----------
Short-term borrowings                                                                $  10,770               $  10,273

Financial instruments sold, not yet purchased:
     U.S. government and agency securities                                               7,505                   6,177
     Other sovereign government obligations                                              8,805                   7,251
     Corporate and other debt                                                              850                   1,174
     Corporate equities                                                                  4,210                   3,006
     Derivative contracts                                                                9,541                   7,322
     Physical commodities                                                                  246                     377

Securities sold under agreements to repurchase                                          55,141                  50,123

Securities loaned                                                                        4,735                   2,860

Payables:
     Customers                                                                          11,264                  11,588
     Brokers, dealers and clearing organizations                                         1,074                     953
     Interest and dividends                                                                937                     825
     Other liabilities and accrued expenses                                                378                     458
Accrued compensation and benefits                                                          691                     938
Long-term borrowings                                                                     8,726                   8,462
                                                                                     ---------               ---------
                                                                                       124,873                 111,787
                                                                                     ---------               ---------
Capital units                                                                              496                     352
                                                                                     ---------               ---------
Commitments and contingencies

Stockholders' equity:

     Preferred stock                                                                       819                     819
     Common stock, $1.00 par value; authorized
         300,000,000 shares; issued 80,151,173
         shares in fiscal 1995 and 79,774,278
         shares in fiscal 1994                                                              80                      80
     Paid-in capital                                                                       602                     706
     Retained earnings                                                                   3,497                   3,338
     Cumulative translation adjustments                                                      3                     (10)
                                                                                     ---------               ---------
         Subtotal                                                                        5,001                   4,933

     Less:
         Note receivable related to sale of
              preferred stock to ESOP                                                      100                     100
         Common stock held in treasury, at cost
              (3,377,052 shares in fiscal 1995 and
              4,477,495 shares in fiscal 1994)                                             216                     278
                                                                                     ---------               ---------
                  Total stockholders' equity                                             4,685                   4,555
                                                                                     ---------               ---------

Total liabilities and stockholders' equity                                           $ 130,054               $ 116,694
                                                                                     =========               =========

            See Notes to Condensed Consolidated Financial Statements.     Page 4

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                   Three Months Ended      Four Months Ended
                                                May 31,        April 30,        May 31,
                                                 1995            1994            1995
                                             ------------    ------------     ------------

Revenues:
     Investment banking                      $        273    $        260     $        353
     Principal transactions:
         Trading                                      438             258              552
         Investments                                   (6)             10               (6)
     Commissions                                      131             119              168
     Interest and dividends                         1,742           1,561            2,330
     Asset management and administration               88              81              119
     Other                                              1               3                2
                                             ------------    ------------     ------------

         Total revenues                             2,667           2,292            3,518
     Interest expense                               1,656           1,404            2,214
                                             ------------    ------------     ------------

         Net revenues                               1,011             888            1,304
                                             ------------    ------------     ------------

Expenses excluding interest:
     Compensation and benefits                        475             440              613
     Occupancy and equipment                           80              68              107
     Brokerage, clearing and exchange fees             66              58               86
     Communications                                    34              29               45
     Business development                              34              39               48
     Professional services                             40              41               54
     Other                                             31              29               42
                                             ------------    ------------     ------------

         Total expenses excluding interest            760             704              995
                                             ------------    ------------     ------------

Income before income taxes                            251             184              309
Provision for income taxes                             85              67              105
                                             ------------    ------------     ------------

Net income                                   $        166    $        117     $        204
                                             ============    ============     ============

Earnings applicable to common shares (1)     $        150    $        101     $        183
                                             ============    ============     ============

Average common and common equivalent
     shares outstanding (1)                    78,797,807      79,828,671       78,289,688
                                             ============    ============     ============

Primary earnings per share                   $       1.90    $       1.27     $       2.33
                                             ============    ============     ============

Fully diluted earnings per share             $       1.82    $       1.22     $       2.23
                                             ============    ============     ============


(1) Amounts shown are used to calculate primary earnings per share.


            See Notes to Condensed Consolidated Financial Statements.     Page 5

                            MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                  (IN MILLIONS)

                                                                                     Four Months
                                                            Three Months Ended          Ended
                                                          May 31,       April 30,      May 31,
                                                           1995           1994          1995
                                                          -------       ---------    -----------
Cash flows from operating activities:
   Net income                                             $   166        $   117       $   204
   Adjustments to reconcile net income
       to net cash provided by (used for)
       operating activities:
           Non-cash charges included in net income             27             19            49
           Changes in assets and liabilities:
           Cash and securities deposited with
                clearing organizations or segregated
                under federal and other regulations           490         (1,415)          450
           Financial instruments owned, net of
                financial instruments sold, not yet
                purchased                                   2,280           (229)          768
           Securities borrowed, net of securities
                loaned                                     (1,006)        (1,412)       (1,108)
           Receivables and other assets                       925         (1,028)         (487)
           Payables and other liabilities                     541          1,065          (418)
                                                          -------        -------       -------
Net cash provided by (used for) operating activities        3,423         (2,883)         (542)

Cash flows from investing activities:
  Net payments for:
      Property, equipment and leasehold
        improvements                                         (119)          (154)         (144)
                                                          -------        -------       -------
Net cash used for investing activities                       (119)          (154)         (144)

Cash flows from financing activities:
   Net (payments) proceeds related to short-term
       borrowings                                            (333)           513           497
   Securities sold under agreements to
       repurchase, net of securities
       purchased under agreements to resell                (2,382)         2,516            75
   Proceeds from:
       Issuance of common stock                                16              8            17
       Issuance of long-term borrowings                       499            822           884
       Issuance of Capital Units                               13            230           144
   Payments for:
       Repurchases of common stock                            (67)          (100)          (67)
       Repayments of long-term borrowings                    (758)          (240)         (782)
   Cash dividends                                             (39)           (38)          (44)
                                                          -------        -------       -------
Net cash (used for) provided by financing
   activities                                              (3,051)         3,711           724
                                                          -------        -------       -------

Net increase in cash and interest-bearing equivalents         253            674            38
Cash and interest-bearing equivalents, at
   beginning of period                                      2,295          1,925         2,510
                                                          -------        -------       -------
Cash and interest-bearing equivalents, at
   end of period                                          $ 2,548        $ 2,599       $ 2,548
                                                          =======        =======       =======

            See Notes to Condensed Consolidated Financial Statements.     Page 6

                            MORGAN STANLEY GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

       In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. The change became effective for the current fiscal year, and this report includes the results for the quarter ended May 31, 1995 as well as the four months ended May 31, 1995. The prior year quarter ended April 30, 1994 was reported on the basis of the January 31 fiscal year-end. For the four-month period ended May 31, 1994, the Company recorded pre-tax profit and net income of $260 million and $166 million, respectively, reflecting gross and net revenues of $3,068 million and $1,226 million, respectively. The Company's Consolidated Statement of Cash Flows for the four months ended May 31, 1994 reflects cash used for operating activities of $9,100 million, cash used for investing activities of $176 million, and cash provided by financing activities of $9,989 million.

       The information furnished in this quarterly report has been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in connection with the Annual Report for the fiscal year ended January 31, 1995 on Form 10-K (file no. 1-9085)("Form 10-K"). The nature of the business of Morgan Stanley Group Inc. and its domestic and foreign subsidiaries (collectively, the "Company") is such that the results of any interim period may not be indicative of the results for the full year. Prior period financial statements have been reclassified, where appropriate, to conform to the fiscal 1995 presentation.

       Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest revenue and expense arising from financial instruments used in trading activities are reflected in the Condensed Consolidated Statement of Income as interest income or expense. The fair values of the trading positions are generally based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivatives contracts are derived from pricing models which consider current market and contractual prices for the underlying securities or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying Condensed Consolidated Statement of Financial Condition net-by-counterparty in cases where there is a legal right of set-off and the Company has obtained an enforceable netting agreement, which is consistent with Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". Reverse repurchase and repurchase agreements are presented net-by-counterparty where net presentation is permitted by FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

       The Company also enters into various financial instrument related derivative contracts, such as interest rate swaps, currency swaps and forward contracts, as an end user to manage the interest rate and currency exposure arising from certain borrowings. Net revenues from derivatives used in the Company's own asset and liability management are recognized ratably over the term of the contract as an adjustment to interest expense.

       Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried in the Condensed Consolidated Financial Statements at their original cost; the carrying value of such investments is adjusted upward only when changes in the underlying fair values are readily ascertainable, generally as evidenced by substantial transactions occurring in the marketplace which directly affect their value. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. Loans made in connection with such activities are carried at unpaid principal balances less any reserves for estimated losses.

       Included in the Company's Consolidated Statement of Financial Condition at May 31, 1995 and January 31, 1995 are Capital Units issued by the Company and Morgan Stanley Finance plc., a U.K. subsidiary ("MS plc"). A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company, and (b) a related Purchase Contract issued by the Company requiring the holder to purchase one Depository Share representing ownership of a 1/8 interest in the Company's Cumulative Preferred Stock.

       Earnings per share is based on the weighted average number of common shares and share equivalents outstanding and gives effect to preferred stock dividend requirements.

2.     Long-Term Borrowings

       Long-term borrowings at May 31, 1995, scheduled to mature within one year aggregate $1,705 million.

       During the four month period ended May 31, 1995, the Company issued senior notes and subordinated debt aggregating $1,057 million, including non-U.S. dollar currency notes aggregating $208 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes at May 31, 1995 was 7.25%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate for the fiscal years ending November 30 are as follows: 1996, $20 million; 1997, $638 million; 1998, $225 million; and thereafter, $174 million. As of May 31, 1995, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the aforementioned registration statements) was $15.6 billion.

       From May 31, 1995 to June 30, 1995, additional senior notes aggregating $159 million were issued primarily pursuant to the Company's public debt shelf registration statements. These notes have a weighted average coupon rate of 3.2% (which includes non-U.S. dollar interest rates) and maturities from 1996 to 2007.

3.     Commitments and Contingencies

       In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in its trading activities and in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its foreign currency and commodity trading activities; these financial instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments at specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year; swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Derivative Financial Instruments", included in the Form 10-K.

       These instruments involve varying degrees of off-balance sheet market risk. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or securities underlying the instruments ultimately may result in cash settlements which exceed the amounts recognized in the Condensed Consolidated Statement of Financial Condition, which, as described in
       Note 1, are recorded at fair value, representing the cost of replacing those instruments.

       The Company's exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. These amounts are presented net-by-counterparty in cases where there is a legal right of set-off and the Company has obtained an enforceable netting agreement, but are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

       The credit quality of the Company's trading-related derivatives at May 31, 1995 and January 31, 1995 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

May 31, 1995

- -------------------------------------------------------------------------------------------

                                                                 Collater-
                                                                 alized     Other
                                                                 Non-       Non-
                                                                 Invest-    Invest-
                                                                 ment       ment
(Dollars in millions)      AAA       AA         A        BBB     Grade      Grade     Total
- -------------------------------------------------------------------------------------------
Interest rate
  and currency
  swaps and options
  (including caps,
  floors and swap
  options)               $  572    $1,656    $1,036    $  324    $  492    $   82    $4,162
Foreign exchange
  forward contracts
  and options               722       741       672        49      --          33     2,217
Mortgage-backed
  securities forward
  contracts, swaps
  and options                12        17        48        18      --           8       103
Other fixed income
  securities contracts
  (including options)       113        21        93        22      --          35       284
Equity securities
  contracts
  (including equity
  swaps, warrants
  and options)              515        96       297       132       522        40     1,602
Commodity forwards,
  options and swaps         219       205       468       394      --         175     1,461
                         ------    ------    ------    ------    ------    ------    ------
Total                    $2,153    $2,736    $2,614    $  939    $1,014    $  373    $9,829
                         ======    ======    ======    ======    ======    ======    ======

Percent of total             22%       28%       27%        9%       10%        4%      100%
                         ======    ======    ======    ======    ======    ======    ======

January 31, 1995

- -------------------------------------------------------------------------------------------

                                                                 Collater-
                                                                 alized     Other
                                                                 Non-       Non-
                                                                 Invest-    Invest-
                                                                 ment       ment
(Dollars in millions)      AAA       AA         A        BBB     Grade      Grade     Total
- -------------------------------------------------------------------------------------------
Interest rate
  and currency
  swaps and options
  (including caps,
  floors and swap
  options)               $  723    $1,617    $  965    $  182    $  294    $   78    $3,859
Foreign exchange
  forward contracts
  and options               409       345       251        76      --          46     1,127
Mortgage-backed
  securities forward
  contracts, swaps
  and options                14        69        75        28      --          22       208
Other fixed income
  securities contracts
  (including options)       302        26        42        26      --          19       415
Equity securities
  contracts
  (including equity
  swaps, warrants
  and options)              379       188       217       188       145        18     1,135
Commodity forwards,
  options and swaps         300       216       667       490      --         206     1,879
                         ------    ------    ------    ------    ------    ------    ------
Total                    $2,127    $2,461    $2,217    $  990    $  439    $  389    $8,623
                         ======    ======    ======    ======    ======    ======    ======

Percent of total             25%       29%       26%       11%        5%        4%      100%
                         ======    ======    ======    ======    ======    ======    ======

       A substantial portion of the Company's securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its merchant banking activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentrations of credit risk created in its businesses through a variety of separate but complementary financial, position and credit exposure reporting systems, including the use of trading limits based in part upon the Company's review of the financial condition and credit ratings of its counterparties.

       See also "Business -- Risk Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" in the Form 10-K for discussions of the Company's risk management policies and procedures.

       The Company had approximately $2,504 million of letters of credit outstanding at May 31, 1995 to satisfy various collateral requirements.

       The Company and its subsidiaries have been named as defendants in certain legal actions and have been involved in certain investigations and proceedings in the ordinary course of business. It is the opinion of management, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements contained herein.

4.     Preferred Stock

       Preferred stock is composed of the following issues. Each issue of preferred stock ranks in parity with all other preferred stock.

                                 Shares Outstanding at          Balance at
                                ---------   -----------  ----------   -----------
                                  May 31,   January 31,    May 31,    January 31,
                                   1995        1995         1995         1995
                                ---------   -----------  ----------   -----------
                                                              (in millions)
ESOP Convertible
   Preferred Stock,
   liquidation preference
   $35.88                       3,785,471    3,795,588   $      136   $      136

9.36% Cumulative
   Preferred Stock,
   stated value $25             5,500,000    5,500,000          138          138

7-3/8% Cumulative
   Preferred Stock,
   stated value $200            1,000,000    1,000,000          200          200

8.88% Cumulative
   Preferred Stock,
   stated value $200              975,000      975,000          195          195

8-3/4% Cumulative
   Preferred Stock,
   stated value $200              750,000      750,000          150          150
                                                         ----------   ----------

Total                                                    $      819   $      819
                                                         ==========   ==========

5.     Stockholders' Equity

       Morgan Stanley & Co. Incorporated ("MS & Co.") is a registered broker-dealer and a registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodities Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements with aggregate net capital, as defined, totaling $733 million at May 31, 1995, which exceeded the amount required by $558 million. Morgan Stanley & Co. International Limited ("MSIL"), a London-based broker-dealer subsidiary, is subject to capital requirements of the Securities and Futures Authority, and Morgan Stanley Japan Limited ("MSJL"), another broker-dealer subsidiary, is subject to capital requirements of the Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective capital requirements.

       Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 1995, these subsidiaries were in compliance with all applicable securities regulations and local capital adequacy requirements.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Results of Operations

       The Company's business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with any certainty, including variations in the fair value of securities and other financial products, the volatility and liquidity of trading markets, and the level of market activity. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a national and international nature, including economic and market conditions; the availability of capital; the level and volatility of interest rates; currency values and other market indices; and the availability of credit, inflation, and legislative and regulatory developments, as well as the size, number and timing of transactions or assignments (including realization of returns from the Company's merchant banking investments). The Company's results of operations also may be materially affected by competitive factors, including new entrants into the Company's traditional business activities, and its ability to attract and retain highly skilled individuals.

       After experiencing an industry-wide setback in 1994, the global securities industry has encountered improved conditions thus far in 1995. Increased investor optimism concerning inflation and interest rate stability contributed towards increased activity in the bond and stock markets during the first quarter of 1995.

       During fiscal 1994, the Company made significant strategic investments in human and technological resources to improve its long-term global competitive position. The Company continues to believe that these strategic investments will enhance its ability to provide value-added service to suppliers and users of capital in the global marketplace. In addition, the Company's ongoing progress in cost control, risk management and other factors that impact profitability will be an important factor in its ability to achieve acceptable return-on-equity levels and thus will be a significant measure of the overall success of the Company's strategy. Accordingly, the Company has implemented certain cost control initiatives which are intended to reduce non-compensation costs. In addition, headcount levels are expected to remain stable throughout fiscal 1995.

       For a description of the Company's business, including its trading in cash instruments and derivative products, its merchant banking activities, and its high-yield underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see Part I, Item I, of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 ("Form 10-K").

       In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30, effective for the current fiscal year. The discussion that follows compares the results of operations for the new fiscal first quarter (March 1, 1995 to May 31, 1995) to the first quarter of fiscal 1994 (February 1, 1994 to April 30,
       1994). For the four-month period ended May 31, 1995, the Company recorded pre-tax profit and net income of $309 million and $204 million, respectively, reflecting gross and net revenues of $3,518 million and $1,304 million, respectively. Results for the comparable four-month period ended May 31, 1994 were pre-tax profit and net income of $260 million and $166 million, respectively, reflecting gross and net revenues of $3,068 million and $1,226 million, respectively.

       First Quarter Ended May 31, 1995 Compared with First Quarter Ended April 30, 1994 (Figures for the first quarter of fiscal 1994 are given in parentheses).

       Revenues net of interest expense (net revenues) were $1,011 million ($888 million) and net income totaled $166 million ($117 million), an increase of 42%, reflecting increased trading revenues, partially offset by higher incentive-based compensation.

       Investment banking revenues increased to $273 million ($260 million) reflecting among other things increased revenues from merger, acquisition and restructuring assignments as compared to depressed levels in the first quarter of 1994. Equity underwriting revenues decreased significantly as compared to the first quarter of fiscal 1994 reflecting lower levels of equity financings. Such decrease was partially offset by increased debt underwriting revenues that reflected improved conditions in fixed income markets. Primary revenues generated from fixed income derivative products also increased, resulting from the overall higher level of debt underwriting volume (which typically is an integral component of primary structured product activity).

       Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $655 million ($534 million). Principal transaction revenues from trading activities, including derivatives, were $438 million, substantially higher than the fiscal 1994 first quarter's result ($258 million). Fixed income trading revenues generally were positively affected as inflationary concerns subsided throughout the quarter and the global bond markets strengthened. In addition, activity in international markets strengthened as the U.S. dollar weakened against major international currencies. The Company's global corporate, emerging market and high-yield fixed income activities recorded higher revenue levels also as a result of stabilizing conditions in emerging markets. Equity trading revenues rose significantly, reflecting higher revenues from equity structured products, options and futures arising from increased customer volumes and market volatility, partially offset by lower revenues in equity cash products. Revenues from foreign exchange trading increased primarily due to higher volatilities in the major currencies which resulted in increased customer volume.

       Principal transaction investment losses aggregating $6 million ($10 million gain) were recognized in the first quarter of fiscal 1995, principally in connection with the decrease in the carrying value of the Company's merchant banking investments in certain publicly traded equity securities.

       Commission revenues increased to $131 million ($119 million), principally reflecting increased customer activity in the global markets for equity securities.

       Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Net interest and dividend revenues were $86 million ($157 million), primarily resulting from the continued flattening of the U.S. yield curve as short-term rates rose faster than long-term rates throughout the first quarter of 1995. The resulting decline in interest rate spreads adversely affected the profitability of the Company's spread-sensitive businesses, and the flatter yield curve substantially reduced the savings from the Company's use of swaps to effectively convert much of its fixed rate debt to floating rate debt. Interest and dividend revenues rose to $1,742 million ($1,561 million), and interest and dividend expense increased to $1,656 million ($1,404 million), principally reflecting growth in interest-bearing assets and liabilities. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

       Asset management and administration revenues, which include fees for asset management and non-interest revenues earned from correspondent clearing and custody services, increased to $88 million ($81 million), reflecting continued growth in both asset management activities and global clearing and custody services resulting from the Company's continuing strategic emphasis on these businesses. Customer assets under management increased to $49 billion ($48 billion). Customer assets under administration increased to $104 billion ($78 billion), primarily reflecting additional assets placed under custody with the Company, as well as appreciation in the value of customer portfolios.

       Total expenses excluding interest increased to $760 million ($704 million). Within that total, compensation and benefits expense increased $35 million to $475 million ($440 million), principally reflecting increased levels of incentive compensation based on higher revenues and earnings, as well as salaries and benefits relating to new employees. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $13 million to $219 million. Brokerage, clearing and exchange fees increased $8 million to $66 million, reflecting increased trading volumes, the continued international growth of the Company's sales and trading activities, and new endeavors in emerging markets. Business development and professional services expenses decreased $6 million, primarily reflecting lower travel and entertainment and consulting costs attributable to the Company's cost control initiatives. Occupancy and equipment expense increased $12 million, reflecting incremental space costs related to growth in the number of employees and global expansion, as well as greater spending for information technology equipment.

Liquidity and Capital Resources

The Company's total assets increased from $116.7 billion at January 31, 1995 to $130.1 billion at May 31, 1995, reflecting growth in resale agreements, financial instruments owned and securities borrowed. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. In that context, the overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter-ends) is higher than fiscal quarter-ends. Balance sheet leverage ratios are reviewed by counterparties and creditors in order to evaluate a securities firm's overall financial risk. Details of ending assets, average assets and leverage ratios for the four months ended May 31, 1995 and for fiscal 1994 are as follows:




                                                     Average
                                                  Assets for
                                                    the Four
                                    Assets at   Months Ended      Assets at        Average
                                      May 31,        May 31,    January 31,     Assets for
(Dollars in millions)                    1995           1995           1995    Fiscal 1994
- ------------------------------------------------------------------------------------------
Cash, deposits and receivables       $ 12,293       $ 14,495       $ 12,104       $ 14,299
Financial instruments owned            52,191         49,638         47,109         49,236
Securities purchased under
   agreements to resell and
   securities borrowed                 63,881         65,145         55,955         64,921
Property, equipment and
   leasehold improvements
   and other assets                     1,689          1,591          1,526          1,626
                                     --------       --------       --------       --------
   Total assets                      $130,054       $130,869       $116,694       $130,082
                                     ========       ========       ========       ========
Leverage ratios:
   Total assets/equity                  27.8x          28.3x          25.6x          29.0x
   Net assets(1)/equity                 19.0x          19.2x          17.7x          19.4x

(1) Net assets represent total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.

The Company's Finance and Risk Committee, which includes senior officers from each of the major capital commitment areas, among other things, establishes the overall funding, capital and credit policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position.

The Company funds its balance sheet on a global basis. The Company's funding needs are satisfied from capital, including equity and long-term debt; medium-term notes; internally generated funds; repurchase agreements; U.S., Canadian, French and Euro commercial paper; German Schuldschein loans; securities lending; buy/sell agreements; municipal re-investments; master notes; deposits; and committed and uncommitted lines of credit. All repurchase transactions and a portion of the Company's bank borrowings are made on a collateralized basis.

The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies. The volume of the Company's borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of the Company's securities inventories and overall market conditions. Availability and cost of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, the Company's credit ratings and the overall availability of credit to the securities industry.

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost of such financing is dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivatives transactions. The Company's short-term and long-term senior debt ratings as of May 31, 1995 are as follows:


Agency                                            Short-Term Rating              Long-Term Rating
- ----------------------------------------------  ------------------------------  ---------------------
Moody's Investor's Services                                      P1                            A1
Standard & Poor's                                               A1+                            A+
IBCA                                                            A1+                           AA-
Thomson BankWatch                                              TBW1                            AA
Dominion Bond Rating Service (1)                         R1(Middle)                           n/a

(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.

On March 28, 1995, Standard & Poor's Corporation ("S&P") affirmed the short- and long-term ratings of the Company. However, in light of continuing difficult conditions in the industry, S&P revised the long-term rating outlook for six securities firms, including the Company, from stable to negative. Noting the cyclical nature of the industry, S&P indicated that ratings may remain unchanged for individual firms that adjust costs downward while avoiding serious instability in trading results, but may be lowered for individual firms if profitability worsens or if continued market turbulence aggravates trading risk.

During the four month period ended May 31, 1995, the Company issued senior notes and subordinated debt aggregating $1,057 million, including non-U.S. dollar currency notes aggregating $208 million. As of May 31, 1995, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $15.6 billion.

From May 31, 1995 to June 30, 1995, additional senior notes aggregating $159 million were issued. These notes have a weighted average coupon rate of 3.2% (which includes non-U.S. dollar interest rates) and maturities from 1996 to 2007.

The Company maintains a senior revolving credit facility with a group of banks. Under the terms of the credit agreement, the banks are committed to provide up to $2.5 billion for up to 364 days. Any loans outstanding on the commitment termination date will mature on the first anniversary of the commitment termination date.

The Company also maintains a master collateral facility that will enable Morgan Stanley & Co. Incorporated ("MS&Co."), the Company's U.S. broker-dealer subsidiary, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations. As part of this facility, MS&Co. also has in place a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1 billion for up to 364 days. Any loans outstanding on the commitment termination date will mature on the first anniversary of the commitment termination date.

The Company also maintains short-term agreements with three non-U.S. banks which commit the banks to provide on a collateralized basis up to deutsche marks ("DM") 250 million (approximately $177 million), French francs ("FRF") 500 million (approximately $101 million) and $100 million (or its equivalent in DM, FRF, Swiss francs, or European Currency Units), respectively.

There were no borrowings outstanding under any of the foregoing bank facilities at May 31, 1995; however, the Company anticipates utilizing these facilities for short-term funding from time to time.

During the four month period ended May 31, 1995, the Company repurchased approximately one million shares of its common stock at an aggregate cost of approximately $67 million. Common stock repurchases subsequent to May 31, 1995 aggregated approximately $4 million though June 30, 1995; the unused portion of the Company's stock repurchase authorization at such date was approximately $246 million.

Certain assets of the Company, such as real property, equipment, leasehold improvements, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, high-yield debt securities, emerging market debt, and certain collateralized mortgage obligations and mortgage-related loan products, are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly and indirectly through funds managed by the Company) in privately or publicly held companies. As of May 31, 1995, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $153 million, and its aggregate investment in publicly held companies was $207 million.

In its capacity as an underwriter of and a market-maker in mortgage-backed securities, collateralized mortgage obligations and related instruments, and a market-maker in commercial, residential and real estate loan products, the Company carries certain related assets with reduced levels of liquidity. The carrying value of such assets approximated $676 million at May 31, 1995.

In addition, at May 31, 1995, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $875 million (a substantial portion of which was subordinated debt) with not more than 6%, 24% and 6% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future continue to be, characterized by periods of illiquidity. The Company has in place credit and other risk policies to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities. Although the Company had no financing loans or financing commitments outstanding at May 31, 1995, in June 1995 the Company entered into two commitments to provide financing totaling approximately $260 million in connection with its high-yield underwriting activities. There are no financing loans currently outstanding.

At May 31, 1995, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments or indices) related to financial instruments and commodities with an aggregate net replacement cost of $9.8 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with the associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its exposure to derivative products through various means, which include entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties on an ongoing basis and requesting initial and/or additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties; and limiting the duration of exposure.

II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The following developments have occurred with respect to certain matters previously reported in the Form 10-K.

         State of West Virginia v. Morgan Stanley & Co. Incorporated. On June 5, 1995, the Supreme Court of Appeals of West Virginia reversed the judgment and remanded the matter for a new trial. On July 3, 1995, and July 5, 1995, respectively, the State of West Virginia and Morgan Stanley filed petitions for rehearing with the Supreme Court of Appeals.

         Katell, et al. v. Morgan Stanley Group Inc., et al. On June 15, 1995, the court granted the special litigation committee's motion to dismiss the action.

         First Tokyo Index Trust Limited v. Morgan Stanley Trust Company and Morgan Stanley International. On April 21, 1995, First Tokyo issued a summons seeking to amend its Statement of Claim to assert claims against Coopers & Lybrand for breach of contract and negligence. On July 3, 1995, the court directed that this action be consolidated with a related action filed by Swiss Bank Corporation against Coopers & Lybrand, and scheduled the trial to commence on June 4, 1996.

ITEM 2.  CHANGES IN SECURITIES.

         In February and March 1995, the Company and Morgan Stanley Finance plc ("MS plc") issued 5,767,200 9.00% Capital Units in an aggregate amount of $144,180,000, each consisting of (i) a 9.00% Subordinated Debenture of MS plc due February 28, 2015 in the principal amount of $25.00 guaranteed by the Company and (ii) a related Purchase Contract issued by the Company requiring the holder, at the Company's option after February 28, 1996, to purchase one Depository Share representing ownership of a 1/8 interest in a share of the Company's 9.00% Cumulative Preferred Stock, stated value $200.00 per share.
Exhibit 4.1 to this Form 10-Q sets forth the designation, preferences and rights of the 9.00% Cumulative Preferred Stock and the following summary is qualified in its entirety by reference thereto.

         The 9.00% Cumulative Preferred Stock, if issued, will rank as to payment of dividends and amounts payable on liquidation prior to the Company's Common Stock and on a parity with the Company's ESOP Convertible Preferred Stock, 9.36% Cumulative Preferred Stock, 8.88% Cumulative Preferred Stock, 8-3/4% Cumulative Preferred Stock, 7-3/8% Cumulative Preferred Stock, 7.82% Cumulative Preferred Stock (if issued in connection with the 7.82% Capital Units) and 7.80% Cumulative Preferred Stock (if issued in connection with the 7.80% Capital Units). The holders of the 9.00% Cumulative Preferred Stock are entitled to receive, when declared out of funds legally available therefor, cash dividends payable quarterly at the rate of 9.00% per annum, calculated as a percentage of the stated value.

         Unless full cumulative dividends on the 9.00% Cumulative Preferred Stock have been paid, dividends (other than in Common Stock) may not be paid or declared or set aside for payment and other distributions may not be made upon the Common Stock or on any other Preferred Stock of the Company ranking junior or on a parity with the 9.00% Cumulative Preferred Stock as to dividends, nor may any Common Stock or such other Preferred Stock of the Company be redeemed, purchased or otherwise acquired by the Company for any consideration or any payment be made to or available for a sinking fund for the redemption of any shares of such stock.

         In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of 9.00% Cumulative Preferred Stock will be entitled to receive (out of assets of the Company available for distribution to stockholders) liquidating distributions in the amount of $200.00 per share (equivalent to $25.00 per Depository Share), plus accrued and accumulated but unpaid dividends to the date of final distribution, before any distribution is made to holders of Common Stock.

         Holders of 9.00% Cumulative Preferred Stock will have voting rights only as required by the laws of the State of Delaware or whenever dividends payable on the 9.00% Cumulative Preferred Stock or any other class or series of stock ranking on a parity with the 9.00% Cumulative Preferred Stock with respect to the payment of dividends are in arrears for any aggregate number of days equal to six calendar quarters or more, whether or not consecutive. In this case, each holder of 9.00% Cumulative Preferred Stock will be entitled to one vote for each share of 9.00% Cumulative Preferred Stock held (voting together as a class with all other series of the Company's Preferred Stock upon which like voting rights have been conferred or are exercisable) to elect two directors of the Company at the next annual meeting of stockholders and at each subsequent meeting until such arrears have been paid or set apart for payment.

          The 9.00% Cumulative Preferred Stock is redeemable in whole or in part at the Company's option on or after February 28, 2000, at a redemption price equal to $200.00 per share (equivalent to $25.00 per Depository Share), plus accrued and accumulated but unpaid dividends. If full cumulative dividends on the 9.00% Cumulative Preferred Stock have not been paid, the 9.00% Cumulative Preferred Stock may not be redeemed in part and the Company may not purchase or acquire any shares of 9.00% Cumulative Preferred Stock other than pursuant to a purchase or exchange offer made on the same terms to all holders of the 9.00% Cumulative Preferred Stock.

ITEM 5.  OTHER INFORMATION

         On June 29, 1995, the Company announced that it had signed a definitive agreement to purchase Miller, Anderson & Sherrerd, LLP, a Philadelphia-based investment manager with $33 billion in assets under management. The purchase price is approximately $350 million, payable in a combination of cash, notes and common stock of the Company. The transaction is subject to certain conditions and is expected to close this Autumn.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 4.1       -       Restated Certificate of
                                            Incorporation, as amended to date
                                            (incorporated by reference to
                                            Exhibit 3.1 to the Company's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1995).

                  Exhibit 4.2       -       Subordinated Indenture dated as of
                                            November 15, 1993 among MS plc, as
                                            Issuer, the Company, as Guarantor,
                                            and Chemical Bank, as Trustee
                                            (incorporated by reference to
                                            Exhibit 4.1 to the Company's Current
                                            Report on Form 8-K dated December 1,
                                            1993).

                  Exhibit 4.3       -       Capital Unit Agreement dated as of
                                            February 21, 1995 among the Company,
                                            MS plc, Chemical Bank, as Agent and
                                            Book-Entry Unit Depositary, and the
                                            holders from time to time of the
                                            Capital Units (incorporated by
                                            reference to Exhibit 4 to the
                                            Company's Current Report on Form 8-K
                                            dated February 24, 1995).

                  Exhibit 4.4       -       Form of Certificate of 9.00%
                                            Cumulative Preferred Stock (stated
                                            value $200.00 per share) related to
                                            9.00% Capital Units (incorporated by
                                            reference to Exhibit 4-c to the
                                            Company's Registration Statement on
                                            Form S-3 (No. 33-65838)).

                  Exhibit 11        -       Statement Re: Computation of
                                            Earnings per Share.

                  Exhibit 12        -       Statement Re: Computation of Ratio
                                            of Earnings to Fixed Charges and
                                            Preferred Stock Dividends.

                  Exhibit 27        -       Financial Data Schedule.

         (b) The Company filed a report on Form 8-K dated February 24, 1995 to file a Capital Unit Agreement dated as of February 21, 1995 among the Company, MS plc, Chemical Bank as Agent and Book-Entry Unit Depositary, and the holders from time to time of the 9.00% Capital Units, each consisting of (i) a 9.00% Subordinated Debenture of MS plc due February 28, 2015 in the principal amount of $25.00 guaranteed by the Company and (ii) a related Purchase Contract issued by the Company requiring the holder, at the Company's option after February 28, 1996, to purchase one Depositary Share representing ownership of 1/8 interest in a share of the Company's 9.00% Cumulative Preferred Stock, stated value 200.00 per share.

                  The Company filed a report on Form 8-K dated February 28, 1995 to report the issuance by the Company of a press release summarizing the financial results of the Company for the three-month and twelve-month periods ended January 31, 1995 and 1994 and announcing (i) the declaration by the Company's Board of Directors of an increase in the regular quarterly cash dividend to 32 cents per common share, (ii) the authorization by the Board of Directors of the purchase, subject to market and other conditions, of an additional $150 million of the Company's Common Stock and (iii) the determination by the Board of Directors to change the Company's fiscal year-end to November 30 from January 31.

                  The Company filed a report on Form 8-K dated April 4, 1995 to file (i) a form of U.S. Distribution Agreement dated March 29, 1995 between the Company and Morgan Stanley & Co. Incorporated relating to the issuance and sale from time to time by the Company in the United States of its Global Medium-Term Notes, Series C, due more than nine months from date of issue, (ii) a form of Euro Distribution Agreement dated March 29, 1995 between the Company and Morgan Stanley & Co. International Limited, Morgan Stanley Bank AG, Morgan Stanley S.A. and Bank Morgan Stanley AG relating to the issuance and sale from time to time by the Company outside the United States of its Global Medium-Term Notes, Series D, and its Global Medium-Term Notes, Series E, in each case due more than nine months from date of issue and (iii) forms of various Global Medium-Term Notes issuable from time to time by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MORGAN STANLEY GROUP INC.
                            -------------------------
                            Registrant

Date:  July 14, 1995                               /s/ Eileen K. Murray
                                                   --------------------
                                                   Eileen K. Murray
                                                   Chief Accounting Officer
                                                   and Controller

Date:  July 14, 1995                               /s/ Jonathan M. Clark
                                                   ---------------------
                                                   Jonathan M. Clark
                                                   General Counsel and Secretary

                                INDEX TO EXHIBITS

Exhibit No.                         Description
- -----------                         -----------
Exhibit 4.1  -      Restated Certificate of Incorporation, as amended to date
                    (incorporated by reference to Exhibit 3.1 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended January
                    31, 1995).

Exhibit 4.2  -      Subordinated Indenture dated as of November 15, 1993 among
                    MS plc, as Issuer, the Company, as Guarantor, and Chemical
                    Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December
                    1, 1993).

Exhibit 4.3  -      Capital Unit Agreement dated as of February 21, 1995 among the Company, MS plc, Chemical Bank, as Agent and Book-Entry
                    Unit Depositary, and the holders from time to time of the
                    Capital Units (incorporated by reference to Exhibit 4 to the
                    Company's Current Report on Form 8-K dated February 24,
                    1995).

Exhibit 4.4  -      Form of Certificate of 9.00% Cumulative Preferred Stock
                    (stated value $200.00 per share) related to 9.00% Capital
                    Units (incorporated by reference to Exhibit 4-c to the
                    Company's Registration Statement on Form S-3 (No.
                    33-65838)).

Exhibit 11  -       Statement Re:  Computation of Earnings per Share.

Exhibit 12  -       Statement Re: Computation of Ratio of Earnings to Fixed
                    Charges and Preferred Stock Dividends.

Exhibit 27  -       Financial Data Schedule.

                                                                         Page 25