Form 10-Q
period 1995-08-31
MORGAN STANLEY GROUP INC /DE/
filed 1995-10-12
CIK 789625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended August 31, 1995

Commission file number 1-9085

                            MORGAN STANLEY GROUP INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       13-2838811
----------------------------------------------           -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     1585 Broadway, New York, New York                             10036
----------------------------------------------           -----------------------
  (Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code:         (212) 761-4000
                                                         -----------------------

                      -------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

         As of September 30, 1995, there were 77,647,391 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Condensed Consolidated Statement of Financial Condition at
                   August 31, 1995 (Unaudited) and January 31, 1995

                   Condensed Consolidated Statement of Income (Unaudited) for the Three, Six and Seven Months Ended August 31, 1995 and the
                   Three and Six Months Ended July 31, 1994

                   Condensed Consolidated Statement of Cash Flows (Unaudited) for the Six and Seven Months Ended August 31, 1995 and the
                   Six Months Ended July 31, 1994

                   Notes to Condensed Consolidated Financial Statements
                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings

Item 2.            Changes in Securities

Item 4.            Submission of Matters to a Vote of Security Holders

Item 6.            Exhibits and Reports on Form 8-K

                   Signatures


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (IN MILLIONS)


ASSETS
                                                       August 31,
                                                         1995        January 31,
                                                      (Unaudited)       1995
                                                    --------------  -------------
Cash and interest-bearing equivalents                  $  4,236       $  2,510

Cash and securities deposited with clearing
    organizations or segregated under federal
    and other regulations (securities at market
    value of $104 in fiscal 1995 and $1,507
    in fiscal 1994)                                         618          2,116

Financial instruments owned:
    U.S. government and agency securities                10,008          9,107
    Other sovereign government obligations               13,844         12,931
    Corporate and other debt                             10,128         10,545
    Corporate equities                                    7,980          5,483
    Derivative contracts                                  7,712          8,623
    Physical commodities                                    275            420

Securities purchased under agreements to resell          47,849         35,913

Securities borrowed                                      21,055         20,042

Receivables:

    Customers                                             4,100          4,823
    Brokers, dealers and clearing organizations           1,113          1,376
    Interest and dividends                                1,047            731
    Fees and other                                          506            548

Property, equipment and leasehold improvements,
    at cost, net of accumulated depreciation and
    amortization of $425 in fiscal 1995 and $364
    in fiscal 1994                                        1,228          1,061

Other assets                                                565            465
                                                       --------       --------

Total assets                                           $132,264       $116,694
                                                       ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                        (IN MILLIONS, EXCEPT SHARE DATA)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         August 31,
                                                           1995           January 31,
                                                        (Unaudited)          1995
                                                       --------------   --------------
Short-term borrowings                                    $   6,707        $  10,273

Financial instruments sold, not yet purchased:
     U.S. government and agency securities                   8,028            6,177
     Other sovereign government obligations                  9,910            7,251
     Corporate and other debt                                1,170            1,174
     Corporate equities                                      1,917            3,006
     Derivative contracts                                    6,835            7,322
     Physical commodities                                      299              377

Securities sold under agreements to repurchase              62,322           50,123
Securities loaned                                            5,983            2,860

Payables:
     Customers                                              10,491           11,588
     Brokers, dealers and clearing organizations             1,653              953
     Interest and dividends                                    773              825
     Other liabilities and accrued expenses                    523              458
Accrued compensation and benefits                              966              938
Long-term borrowings                                         9,111            8,462
                                                         ---------        ---------
                                                           126,688          111,787
                                                         ---------        ---------
Capital units                                                  696              352
                                                         ---------        ---------
Commitments and contingences

Stockholders'equity:
     Preferred stock                                           818              819
     Common stock, $1.00 par value; authorized
         300,000,000 shares; issued 80,961,538
         shares in fiscal 1995 and 79,774,278
         shares in fiscal 1994                                  81               80
     Paid-in capital                                           639              706
     Retained earnings                                       3,667            3,338
     Cumulative translation adjustments                         (6)             (10)
                                                         ---------        ---------
         Subtotal                                            5,199            4,933

     Less:
         Note receivable related to sale of
              preferred stock to ESOP                          100              100
         Common stock held in treasury, at cost
              (3,404,258 shares in fiscal 1995 and
              4,477,495 shares in fiscal 1994)                 219              278
                                                         ---------        ---------
                   Total stockholders' equity                4,880            4,555
                                                         ---------        ---------

Total liabilities and stockholders' equity               $ 132,264        $ 116,694
                                                         =========        =========

            See Notes to Condensed Consolidated Financial Statements.

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                                Seven
                                                                                                                Months
                                                 Three Months Ended                 Six Months Ended            Ended
                                               August 31,      July 31,       August 31,       July 31,       August 31,
                                                  1995           1994            1995            1994            1995
                                              -----------     -----------     -----------     -----------     -----------
 Revenues:
      Investment banking                      $       355     $       211     $       628     $       471     $       708
      Principal transactions:
              Trading                                 352             300             790             558             904
              Investments                              69              23              63              33              63
      Commissions                                     130             112             261             231             298
      Interest and dividends                        1,899           1,525           3,641           3,086           4,229
      Asset management and administration              96              89             184             170             215
      Other                                             1               2               2               5               3
                                              -----------     -----------     -----------     -----------     -----------
              Total revenues                        2,902           2,262           5,569           4,554           6,420
      Interest expense                              1,751           1,349           3,407           2,753           3,965
                                              -----------     -----------     -----------     -----------     -----------
              Net revenues                          1,151             913           2,162           1,801           2,455
                                              -----------     -----------     -----------     -----------     -----------
Expenses excluding interest:
      Compensation and benefits                       575             460           1,050             900           1,188
      Occupancy and equipment                          84              74             164             142             191
      Brokerage, clearing and exchange
              fees                                     64              59             130             117             150
      Communications                                   31              28              65              57              76
      Business development                             30              41              64              80              78
      Professional services                            37              39              77              80              91
      Other                                            32              30              63              59              74
                                              -----------     -----------     -----------     -----------     -----------
              Total expenses excluding
                             interest                 853             731           1,613           1,435           1,848
                                              -----------     -----------     -----------     -----------     -----------

Income before income taxes                            298             182             549             366             607
Provision for income taxes                             89              61             174             128             194
                                              -----------     -----------     -----------     -----------     -----------
Net income                                    $       209     $       121     $       375     $       238     $       413
                                              ===========     ===========     ===========     ===========     ===========
Earnings applicable to common shares (1)      $       192     $       104     $       342     $       205     $       375
                                              ===========     ===========     ===========     ===========     ===========
Average common and common equivalent
      shares outstanding (1)                   78,618,459      79,605,505      78,402,692      79,741,366      78,077,863
                                              ===========     ===========     ===========     ===========     ===========
Primary earnings per share                    $      2.45     $      1.31     $      4.36     $      2.58     $      4.80
                                              ===========     ===========     ===========     ===========     ===========
Fully diluted earnings per share              $      2.34     $      1.26     $      4.16     $      2.48     $      4.57
                                              ===========     ===========     ===========     ===========     ===========

(1) Amounts shown are used to calculate primary earnings per share.


            See Notes to Condensed Consolidated Financial Statements.

                            MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                        Seven Months
                                                                               Six Months Ended            Ended
                                                                           August 31,    July 31,         August 31,
                                                                             1995         1994              1995
                                                                         ------------  -----------      -------------
Cash flows from operating activities:
      Net income                                                          $   375        $   238        $   413
      Adjustments to reconcile net income
          to net cash provided by operating activities:
               Non-cash charges included in net income                         58             35             79
               Changes in assets and liabilities:
               Cash and securities deposited with
                               clearing organizations or segregated
                               under federal and other regulations          1,537         (1,466)         1,498
               Financial instruments owned, net of
                               financial instruments sold, not yet
                               purchased                                    1,525          3,067             14
               Securities borrowed, net of securities
                               loaned                                       2,212            468          2,110
               Receivables and other assets                                 2,053           (307)           645
               Payables and other liabilities                                 605          4,291           (356)
                                                                          -------        -------        -------
      Net cash provided by operating activities                             8,365          6,326          4,403

      Cash flows from investing activities:
          Net payments for:
               Property, equipment and leasehold
                               improvements                                  (216)          (233)          (241)
                                                                          -------        -------        -------
      Net cash used for investing activities                                 (216)          (233)          (241)

      Cash flows from financing activities:
          Net (payments) proceeds related to short-term                    (4,396)           694         (3,566)
               borrowings
          Securities sold under agreements to
               repurchase, net of securities
               purchased under agreements to resell                        (2,194)        (5,136)           263
          Proceeds from:
               Issuance of common stock                                        56             12             56
               Issuance of long-term borrowings                             1,365          1,453          1,750
               Issuance of Capital units                                      212            230            344
          Payments for:
               Repurchases of common stock                                    (70)          (168)           (70)
               Repayments of long-term borrowings                          (1,102)          (487)        (1,129)
          Cash dividends                                                      (79)           (76)           (84)
                                                                          -------        -------        -------
      Net cash used for financing activities                               (6,208)        (3,478)        (2,436)
                                                                          -------        -------        -------

      Net increase in cash and interest-bearing equivalents                 1,941          2,615          1,726
      Cash and interest-bearing equivalents, at
          beginning of period                                               2,295          1,925          2,510
                                                                          -------        -------        -------
      Cash and interest-bearing equivalents, at
          end of period                                                   $ 4,236        $ 4,540        $ 4,236
                                                                          =======        =======        =======

      See Notes to Condensed Consolidated Financial Statements.

                            MORGAN STANLEY GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. The change became effective for the current fiscal year, and this report includes the results for the quarter and six months ended August 31, 1995 as well as the seven months ended August 31, 1995. The prior year quarter ended July 31, 1994 was reported on the basis of the January 31 fiscal year-end. For the seven-month period ended August 31, 1994, the Company recorded pre-tax profit and net income of $394 million and $258 million, respectively, reflecting gross and net revenues of $5,316 million and $2,050 million, respectively. The Company's Consolidated Statement of Cash Flows for the seven months ended August 31, 1994 reflects cash used for operating activities of $4,190 million, cash used for investing activities of $259 million, and cash provided by financing activities of $5,045 million.

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

Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried in the Condensed Consolidated Financial Statements at their original cost; the carrying value of such investments is adjusted upward only when changes in the underlying fair values are readily ascertainable, generally as evidenced by substantial transactions occurring in the marketplace which directly affect their value. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. Loans made in connection with such activities are carried at unpaid principal balances less any reserves for estimated losses. At August 31, 1995, there were no such loans outstanding.

Included in the Company's Consolidated Statement of Financial Condition at August 31, 1995 and January 31, 1995 are Capital Units issued by the Company and Morgan Stanley Finance plc., a U.K. subsidiary ("MS plc"). A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company, and (b) a related Purchase Contract issued by the Company requiring the holder to purchase one Depository Share representing ownership of a 1/8 interest in the Company's Cumulative Preferred Stock.

Earnings per share is based on the weighted average number of common shares and share equivalents outstanding and gives effect to preferred stock dividend requirements.

2. Long-Term Borrowings

Long-term borrowings at August 31, 1995, scheduled to mature within one year aggregate $1,573 million.

During the seven month period ended August 31, 1995, the Company issued senior notes and subordinated debt aggregating $2,074 million, including non-U.S. dollar currency notes aggregating $575 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes at August 31, 1995 was 6.9%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate for the fiscal years ending November 30 are as follows: 1996, $36 million; 1997, $731 million; 1998, $798 million; 2000, $59 million; and thereafter, $450 million. As of August 31, 1995, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the aforementioned registration statements) was approximately $13.7 billion.

From August 31, 1995 to September 30, 1995, additional senior notes aggregating $107 million were issued primarily pursuant to the Company's public debt shelf registration statements. These notes have maturities from 1996 to 2002.

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

The credit quality of the Company's trading-related derivatives at August 31, 1995 and January 31, 1995 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

August 31, 1995

-----------------------------------------------------------------------------------------------------------------------------
                                                                                        Collater-
                                                                                        alized       Other
                                                                                        Non-         Non-
                                                                                        Invest-      Invest-
                                                                                        ment         ment
(Dollars in millions)            AAA             AA           A            BBB          Grade        Grade        Total
-----------------------------------------------------------------------------------------------------------------------------
Interest rate
      and currency
      swaps and options
      (including caps,
      floors and swap
      options)                   $  491        $1,307        $  927        $  259        $  191        $  213        $3,388
Foreign exchange
      forward contracts
      and options                   536           884           677            71          --              37         2,205
Mortgage-backed
      securities forward
      contracts, swaps
      and options                     1             5            22            10          --               5            43
Other fixed income
      securities contracts
      (including options)            85            19            68            12             1            21           206
Equity securities
      contracts
      (including equity
      swaps, warrants
      and options)                  471            61           150            85           448            30         1,245
Commodity forwards,
      options and swaps              81           117           127           165          --             135           625
                                 ------        ------        ------        ------        ------        ------        ------
Total                            $1,665        $2,393        $1,971        $  602        $  640        $  441        $7,712
                                 ======        ======        ======        ======        ======        ======        ======

Percent of total                     22%           31%           25%            8%            8%            6%          100%
                                 ======        ======        ======        ======        ======        ======        ======

January 31, 1995

-------------------------------------------------------------------------------------------------------------------------
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
                                                                                     Non-         Non-
                                                                                     Invest-      Invest-
                                                                                     ment         ment
(Dollars in millions)              AAA           AA           A            BBB       Grade        Grade        Total
-------------------------------------------------------------------------------------------------------------------------
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

The Company had approximately $2,212 million of letters of credit outstanding at August 31, 1995 to satisfy various collateral requirements.

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

4. Preferred Stock

Preferred stock is composed of the following issues. Each issue of preferred stock ranks in parity with all other preferred stock.

                                      Shares Outstanding at                   Balance at
                                  ------------------------------     -----------------------------
                                   August 31,      January 31,        August 31,     January 31,
                                      1995            1995               1995            1995
                                  --------------  --------------     -------------   -------------
                                                                            (in millions)
ESOP Convertible
         Preferred Stock,
         liquidation preference
         $35.88                       3,768,844       3,795,588      $      135      $      136

9.36% Cumulative
         Preferred Stock,
         stated value $25             5,500,000       5,500,000             138             138

7-3/8% Cumulative
         Preferred Stock,
         stated value $200            1,000,000       1,000,000             200             200

8.88% Cumulative
         Preferred Stock,
         stated value $200              975,000         975,000             195             195

8-3/4% Cumulative
         Preferred Stock,
         stated value $200              750,000         750,000             150             150
                                                                     ----------      ----------

Total                                                                $      818      $      819
                                                                     ==========      ==========

5. Stockholders' Equity

Morgan Stanley & Co. Incorporated ("MS & Co.") is a registered broker-dealer and a registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodities Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements with aggregate net capital, as defined, totaling $904 million at August 31, 1995, which exceeded the amount required by $726 million. Morgan Stanley & Co. International Limited ("MSIL"), a London-based broker-dealer subsidiary, is subject to capital requirements of the Securities and Futures Authority, and Morgan Stanley Japan Limited ("MSJL"), another broker-dealer subsidiary, is subject to capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective capital requirements.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their applicable local capital adequacy requirements.

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

After experiencing an industry-wide setback in 1994, the global securities industry has encountered improved conditions so far in 1995. Investor concerns regarding inflation subsided, and a favorable interest rate environment contributed towards increased activity and trading volumes in the bond and stock markets. In addition, major currencies in the global foreign exchange markets experienced periods of higher volatility.

During fiscal 1994, despite particularly weak financial markets, the Company made significant strategic investments in human and technological resources to improve its long-term global competitive position. The Company continues to believe that these strategic investments will enhance its ability to provide value-added service to suppliers and users of capital in the global marketplace. In addition, the Company's ongoing progress in cost control, risk management and other factors that impact profitability will be an important factor in its ability to achieve acceptable return-on-equity levels and thus will be a significant measure of the overall success of the Company's strategy. Accordingly, the Company has implemented certain cost control initiatives which have reduced discretionary non-compensation costs during 1995. In addition, the Company continues to expect headcount levels to remain stable throughout fiscal 1995.

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

In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30, effective for the current fiscal year. The discussions that follow compare the results of operations for the three months ended August 31, 1995 to the second quarter of fiscal 1994 (May 1, 1994 to July 31, 1994), as well as the six months ended August 31, 1995 to the six months ended July 31, 1994. For the seven-month period ended August 31, 1995, the Company recorded pre-tax profit and net income of $607 million and $413 million, respectively, reflecting gross and net revenues of $6,420 million and $2,455 million, respectively. Results for the comparable seven-month period ended August 31, 1994 were pre-tax profit and net income of $394 million and $258 million, respectively, reflecting gross and net revenues of $5,316 million and $2,050 million, respectively.

Three Months Ended August 31, 1995 Compared with Second Quarter Ended July 31, 1994
(Amounts for the second quarter of fiscal 1994 are given in parentheses).

Revenues net of interest expense (net revenues) were $1,151 million ($913 million) and net income totaled $209 million ($121 million), an increase of 73%, primarily reflecting increased principal transaction trading and investment revenues and investment banking revenues, partially offset by higher incentive-based compensation.

Investment banking revenues increased to $355 million ($211 million) reflecting among other things significantly increased revenues from merger, acquisition and restructuring assignments as compared to second quarter 1994 levels. Equity underwriting revenues also increased as compared to the second quarter of fiscal 1994, reflecting higher levels of equity financing led by an increase in the technology sector. Primary revenues generated from fixed income derivative products also increased, resulting from the overall higher level of underwriting volume for structured products. These increases were partially offset by a decline in high-yield underwriting revenues.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $630 million ($588 million). Principal transaction revenues from trading activities, including derivatives, were $352 million, substantially higher than the fiscal 1994 second quarter's result ($300 million). Equity trading revenues rose significantly, reflecting higher revenues from all equity related products, including structured products, options and futures and equity cash products, as trading activity continued at high levels, primarily in the United States and Japan. Fixed income trading revenues generally were positively affected as inflation remained relatively stable throughout the quarter and global bond markets remained strong as the United States reduced interest rates, followed by interest rate reductions in Europe and Japan. The Company's global corporate and emerging market fixed income activities recorded higher levels of revenue as trading volumes for corporates increased from moderate levels and conditions in the emerging markets remained stable. Despite lower industry-wide trading volumes, revenues from foreign exchange increased primarily due to higher volatility in the major currencies, especially the Japanese Yen. These increases in principal transaction revenues were partially offset by a decline in commodities trading revenues, primarily attributable to energy related products.

Principal transaction investment gains aggregating $69 million ($23 million) were recognized in the second quarter of fiscal 1995, primarily in connection with the increase in the carrying value of the Company's merchant banking investment in Southern Pacific Rail Corporation ("SPR") resulting from SPR's agreement to be merged into Union Pacific Railroad Corporation.

Commission revenues increased to $130 million ($112 million), principally reflecting increased customer activity and trading volumes in the global markets for over-the-counter and listed equity securities, particularly the United States and Japan.

Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Net interest and dividend revenues declined to $148 million ($176 million), primarily resulting from the continued flattening of the U.S. yield curve. The resulting decline in interest rate spreads adversely affected the profitability of the Company's spread-sensitive businesses, and the flatter yield curve substantially reduced the savings from the Company's use of swaps to effectively convert much of its fixed rate debt to floating rate debt. Interest and dividend revenues rose to $1,899 million ($1,525 million), and interest and dividend expense increased to $1,751 million ($1,349 million), principally reflecting growth in interest-bearing assets and liabilities. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

Asset management and administration revenues, which include fees for asset management and non-interest revenues earned from correspondent clearing and custody services, increased to $96 million ($89 million), reflecting continued growth in both asset management activities and global clearing and custody services resulting from the Company's continuing strategic emphasis on these businesses. Customer assets under management increased to $52 billion ($48 billion) primarily resulting from appreciation in the value of customer portfolios, as well as inflows of new assets. Customer assets under administration increased to $109 billion ($84 billion), primarily reflecting additional assets placed under custody with the Company, as well as appreciation in the value of customer portfolios.

On June 29, 1995, the Company announced that it had signed a definitive agreement to purchase Miller Anderson & Sherrerd, LLP, an institutional investment manager with $33 billion in assets under management. The purchase price is approximately $350 million, payable in a combination of cash, notes and stock of the Company. The current pro forma combination of Miller Anderson & Sherrerd with the Company's asset management business will increase the Company's assets under management to approximately $85 billion. The transaction is subject to certain customary conditions and is expected to close by the end of the 1995 fiscal year.

Total expenses excluding interest increased to $853 million ($731 million). Within that total, compensation and benefits expense increased $115 million to $575 million ($460 million), principally reflecting increased levels of incentive compensation based on higher revenues and earnings, as well as salaries and benefits relating to employees hired in the latter half of fiscal 1994. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $2 million to $214 million. Brokerage, clearing and exchange fees increased $5 million to $64 million, reflecting increased trading volumes and the continued international growth of the Company's sales and trading activities. Business development and professional services expenses decreased $13 million, primarily reflecting lower travel and entertainment costs, consulting costs and employment agency fees attributable to the Company's cost control initiatives. Occupancy and equipment expense increased $10 million, reflecting incremental space costs related to growth in the number of employees and global expansion, as well as increased spending for information technology equipment.

Six Months Ended August 31, 1995 Compared with Six Months Ended July 31, 1994 (Amounts for the first six months of fiscal 1994 are given in parentheses).

Revenues net of interest expense (net revenues) were $2,162 million ($1,801 million), and net income totaled $375 million ($238 million), reflecting increased trading and investment banking revenues partially offset by higher incentive-based compensation.

Investment banking revenues increased to $628 million ($471 million) reflecting significantly higher revenues from merger, acquisition and restructuring assignments. Revenues from fixed income debt underwriting increased (including primary revenues from fixed income derivative products), partially offset by a decline in equity and high-yield underwriting revenues.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $1,285 million ($1,122 million). Principal transaction revenues from trading activities were $790 million ($558 million), reflecting substantially higher revenues from trading in fixed income and equity products, including derivative related products. Foreign exchange trading revenues also increased, partially offset by decreased revenues from commodities trading.

Principal transaction investment revenues aggregating $63 million were recognized during the six-month 1995 period, primarily reflecting revenues related to the increase in carrying value of the Company's merchant banking investment in SPR.

Commission revenues increased to $261 million ($231 million), principally reflecting increased customer activity in the global markets for equity securities. Note that customer activity results in principal trading and net interest revenues as well as commissions.

Net interest and dividend revenues were $234 million ($333 million). Interest and dividend revenues rose to $3,641 million ($3,086 million) and interest expense increased to $3,407 million ($2,753 million). As noted in the quarter to quarter comparison of net interest, interest and dividend revenues and expense reflect principal trading strategies and should be viewed in the broader context of principal trading and investment banking results.

Asset management and administration revenues increased to $184 million ($170 million), reflecting increased revenues from both correspondent clearing and custody services and asset management activities, as well as continued growth in customer assets under management and administration.

Total non-interest expenses increased to $1,613 million ($1,435 million). Within that total, employee compensation and benefits expense increased to $1,050 million ($900 million), principally reflecting increased levels of incentive compensation based on higher revenues and earnings, as well as salaries and benefits relating to employees hired in the latter half of fiscal 1994. Other non-interest expenses increased to $563 million ($535 million). Business development and professional services expenses decreased $19 million, primarily reflecting lower travel and entertainment and consulting costs attributable to the Company's cost control initiatives. Occupancy and equipment expense increased $22 million, reflecting incremental space costs related to growth in the number of employees and global expansion, as well as significantly greater spending for information technology equipment. Brokerage, clearing and exchange fees increased $13 million reflecting increased trading volumes, business mix changes and the growing international component of the Company's sales and trading activities.

Liquidity and Capital Resources

The Company's total assets increased from $116.7 billion at January 31, 1995 to $132.3 billion at August 31, 1995, reflecting growth in resale agreements and financial instruments owned. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. Balance sheet leverage ratios are reviewed by counterparties and creditors in order to evaluate a securities firm's overall financial risk. Details of ending assets, average assets and leverage ratios for the seven months ended August 31, 1995 and for fiscal 1994 are as follows:


                                                      Average
                                                   Assets for
                                                    the Seven                       Average
                                                       Months                        Assets
                                     Assets at          Ended     Assets at             for
                                    August 31,     August 31,   January 31,          Fiscal
 (Dollars in millions)                    1995           1995          1995            1994
------------------------------- --------------  -------------   -----------     -----------
Cash, deposits and receivables       $ 11,620       $ 13,523       $ 12,104       $ 14,299
Financial instruments owned            49,947         50,108         47,109         49,236
Securities purchased under
      agreements to resell and
      securities borrowed              68,904         65,517         55,955         64,921
Property, equipment and
      leasehold improvements
      and other assets                  1,793          1,665          1,526          1,626
                                     --------       --------       --------       --------
      Total assets                   $132,264       $130,813       $116,694       $130,082
                                     ========       ========       ========       ========

Leverage ratios:
      Total assets/equity               27.1x          27.9x          25.6x          29.0x
      Net assets (1)/equity             17.3x          18.6x          17.7x          19.4x


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

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost of such financing is dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivatives transactions. The Company's short-term and long-term senior debt ratings as of August 31, 1995 are as follows:


Agency                                         Short-Term Rating                    Long-Term Rating
------------------------------------   -------------------------        ----------------------------
Moody's Investor's Services                                   P1                                  A1
Standard & Poor's                                            A1+                                  A+
IBCA                                                         A1+                                 AA-
Thomson BankWatch                                           TBW1                                  AA
Dominion Bond Rating Service (1)                     R1 (Middle)                                 n/a

(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.

On March 28, 1995, Standard & Poor's Corporation ("S&P") affirmed the short-term and long-term ratings of the Company. However, in light of continuing difficult conditions in the industry at that time, S&P revised the long-term rating outlook for six securities firms, including the Company, from stable to negative. Noting the cyclical nature of the industry, S&P indicated that ratings may remain unchanged for individual firms that adjust costs downward while avoiding serious instability in trading results, but may be lowered for individual firms if profitability worsens or if continued market turbulence aggravates trading risk. On May 26, 1995, Dominion Bond Rating Service similarly affirmed the short-term rating of the Company and revised the trend from stable to negative.

During the seven month period ended August 31, 1995, the Company issued senior notes and subordinated debt aggregating $2,074 million, including non-U.S. dollar currency notes aggregating $575 million. As of August 31, 1995, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $13.7 billion.

From August 31, 1995 to September 30, 1995, additional senior notes aggregating $107 million were issued. These notes have maturities from 1996 to 2002.

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

The Company also maintains short-term agreements with three non-U.S. banks which commit the banks to provide on a collateralized basis up to deutsche marks ("DM") 250 million (approximately $170 million), French francs ("FRF") 500 million (approximately $99 million) and $100 million (or its equivalent in DM, FRF, Swiss francs, or European Currency Units), respectively.

There were no borrowings outstanding under any of the foregoing bank facilities at August 31, 1995; however, the Company anticipates utilizing these facilities for short-term funding from time to time.

During the seven month period ended August 31, 1995, the Company repurchased approximately one million shares of its common stock at an aggregate cost of approximately $70 million. The unused portion of the Company's stock repurchase authorization at September 30, 1995 was approximately $246 million.

Certain assets of the Company, such as real property, equipment, leasehold improvements, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, high-yield debt securities, emerging market debt, and certain collateralized mortgage obligations and mortgage-related loan products, are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly and indirectly through funds managed by the Company) in privately or publicly held companies. As of August 31, 1995, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $178 million, and its aggregate investment in publicly held companies was $276 million.

In its capacity as an underwriter of and a market-maker in mortgage-backed securities, collateralized mortgage obligations and related instruments, and a market-maker in commercial, residential and real estate loan products, the Company carries certain related assets with reduced levels of liquidity. The carrying value of such assets approximated $756 million at August 31, 1995.

In addition, at August 31, 1995, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,163 million (a substantial portion of which was subordinated debt) with not more than 5%, 16% and 5% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future continue to be, characterized by periods of illiquidity. The Company has in place credit and other risk policies to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities. As of August 31, 1995, there were no such financing loans outstanding, and the Company had one commitment to provide financing totaling approximately $310 million in connection with its high-yield underwriting activities. Subsequent to August 31, 1995, this financing commitment was terminated.

At August 31, 1995, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments or indices) related to financial instruments and commodities with an aggregate net replacement cost of $7.7 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with the associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its exposure to derivative products through various means, which include entering into master netting agreements when feasible; monitoring the creditworthiness of counterparties on an ongoing basis and requesting initial and/or additional collateral when deemed necessary; diversifying and limiting exposure to individual counterparties; and limiting the duration of exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The following developments have occurred with respect to certain matters previously reported in the Form 10-K and/or the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1995.

         State of West Virginia v. Morgan Stanley & Co. Incorporated. The Supreme Court of Appeals of West Virginia denied the petitions for rehearing that were filed by the State and by Morgan Stanley & Co. Incorporated ("Morgan Stanley"). On August 21, 1995, Morgan Stanley filed a motion to recuse the Circuit Court judge who had theretofore presided over the litigation. On September 6, 1995, the Supreme Court of Appeals, having been advised that the judge would not voluntarily recuse himself, ordered that the motion be heard by a designated judge in a different judicial district.

         Taxable Municipal Bond Litigation. A fairness hearing on the proposed settlement was held on July 31, 1995, and the magistrate has filed a report which recommends approval of the settlement; a final decision by the district court has not yet been issued. If the settlement is approved, the various actions in which Morgan Stanley is a defendant will be dismissed, with the exception of the action filed by the Washington National plaintiffs, who have opted out of the proposed settlement. The defendants have filed a motion for summary judgment in the Washington National action.

         Katell, et al. v. Morgan Stanley Group, Inc., et al. On August 15, 1995, a notice of appeal was filed on behalf of one of the two plaintiffs. The parties thereafter reached an agreement in principle, subject to court approval, to settle this action and a related action captioned Desert Equities, Inc. v. Morgan Stanley Leveraged Equity Fund II, L.P., et al.

         Hedged-Investments Litigation. Following a fairness hearing on April 28, 1995, the court entered a final order and judgment approving a settlement of both the Higley action and the competing class action. On June 5, 1995, the court denied a request made by one class member to intervene for purposes of appealing both a court-approved plan for allocation of the settlement proceeds and the final order and judgment. On June 12, 1995, the class member filed a notice of appeal to the Colorado Court of Appeals, appealing the plan of allocation, the final order and judgment, and the order denying intervention.

         NASDAQ Antitrust Litigation. On August 10, 1995, defendants' motion to dismiss was granted with leave to replead. On August 22, 1995, plaintiffs filed a Refiled Consolidated Complaint which is identical in substance to the dismissed pleading except that it lists by name the stocks that plaintiffs contend were the subject of the alleged conspiracy.

ITEM 2.  CHANGES IN SECURITIES.

         In August 1995, the Company and Morgan Stanley Finance plc ("MS plc") issued 7,974,203 8.40% Capital Units in an aggregate amount of $199,355,075 each consisting of (i) a 8.40% Subordinated Debenture of MS plc due August 30, 2015 in the principal amount of $25.00 guaranteed by the Company and (ii) a related Purchase Contract issued by the Company requiring the holder, at the Company's option after August 30, 1996, to purchase one Depositary Share representing ownership of a 1/8 interest in a share of the Company's 8.40% Cumulative Preferred Stock, stated value $200.00 per share. Exhibit 4.1 to this Form 10-Q sets forth the designation, preferences and rights of the 8.40% Cumulative Preferred Stock and the following summary is qualified in its entirety by reference thereto.

         The 8.40% Cumulative Preferred Stock, if issued will rank as to payment of dividends and amounts payable on liquidation prior to the Company's Common Stock and on a parity with the Company's ESOP Convertible Preferred Stock, 9.36% Cumulative Preferred Stock, 8.88% Cumulative Preferred Stock, 8-3/4% Cumulative Preferred Stock, 7-3/8% Cumulative Preferred Stock, 9.00% Cumulative Preferred Stock (if issued in connection with the 9.00% Capital Units) 7.82% Cumulative Preferred Stock (if issued in connection with the 7.82% Capital Units) and 7.80% Cumulative Preferred Stock (if issued in connection with the 7.80% Capital Units). The holders of the 8.40% Cumulative Preferred Stock are entitled to receive, when and as declared out of funds legally available therefor, cash dividends payable quarterly at the rate of 8.40% per annum, calculated as a percentage of the stated value.

         Unless full cumulative dividends on the 8.40% Cumulative Preferred Stock have been paid, dividends (other than in Common Stock) may not be paid or declared or set aside for payment and other distributions may not be made upon the Common Stock or on any other Preferred Stock of the Company ranking junior or on a parity with the 8.40% Cumulative Preferred Stock as to dividends, nor may any Common Stock or such other Preferred Stock of the Company be redeemed, purchased or otherwise acquired by the Company for any consideration or any payment be made to or available for a sinking fund for the redemption of any shares of such stock.

         In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of 8.40% Cumulative Preferred Stock will be entitled to receive (out of assets of the Company available for distribution to stockholders) liquidating distributions in the amount of $200.00 per share (equivalent to $25.00 per Depositary Share), plus accrued and accumulated but unpaid dividends to the date of final distribution, before any distribution is made to holders of Common Stock or Preferred Stock ranking junior to the 8.40% Cumulative Preferred Stock.

         Holders of 8.40% Cumulative Preferred Stock will have voting rights only as required by the laws of the State of Delaware or whenever dividends payable on the 8.40% Cumulative Preferred Stock or any other class or series of stock ranking on a parity with the 8.40% Cumulative Preferred Stock with respect to the payment of dividends are in arrears for any aggregate number of days equal to six calendar quarters or more, whether or not consecutive. In this case, each holder of 8.40% Cumulative Preferred Stock will be entitled to one vote for each share of 8.40% Cumulative Preferred Stock held (voting together as a class with all other series of the Company's Preferred Stock upon which like voting rights have been conferred or are exercisable) to elect two directors of the Company at the next annual meeting of stockholders and at each subsequent meeting until such arrears have been paid or set apart for payment.

         The 8.40% Cumulative Preferred Stock is redeemable in whole or in part at the Company's option on or after August 30, 2000, at a redemption price equal to $200.00 per share (equivalent to $25.00 per Depositary Share), plus accrued and accumulated but unpaid dividends. If full cumulative dividends on the 8.40% Cumulative Preferred Stock have not been paid, the 8.40% Cumulative Preferred Stock may not be redeemed in part and the Company may not purchase or acquire any shares of 8.40% Cumulative Preferred Stock other than pursuant to a purchase or exchange offer made on the same terms to all holders of the 8.40% Cumulative Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on June 8, 1995. A Proxy Statement, dated April 26, 1995 (the "Proxy Statement"), was distributed by management pursuant to Regulation 14 of the Securities Exchange Act of 1934.

         The stockholders voted on proposals to approve the election of directors and the ratification of the appointment of independent accountants. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement. In addition, the vote of the stockholders also resulted in the adoption of the proposal to ratify the appointment of the independent accountants. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal is set forth below. There were no broker non-votes in connection with the matters voted upon at the meeting.

                                                           % of                        % of                  % of
                                                           Votes        Against/      Votes                 Votes
                                            For            Cast         Withheld       Cast      Abstain     Cast
                                      -------------------------------------------------------------------------------
Election of Directors:
  Nominee:
---------------------------------------
  Richard B. Fisher                   66,448,053          99.131        582,700        .869        N/A
  John J. Mack                        66,443,550          99.124        587,203        .876        N/A
  Barton M. Biggs                     66,448,966          99.132        581,787        .868        N/A
  Peter F. Karches                    66,424,782          99.096        605,971        .904        N/A
  Sir David A. Walker                 66,444,669          99.126        586,084        .874        N/A
  Daniel B. Burke                     66,449,778          99.133        580,975        .867        N/A
  Dick Cheney                         66,449,055          99.132        581,698        .868        N/A
  S. Parker Gilbert                   66,262,381          98.854        768,372       1.146        N/A
  Allen E. Murray                     66,265,932          98.859        764,821       1.141        N/A
  Paul F. Oreffice *                  66,261,566          98.852        769,187       1.148        N/A
  Paul J. Rizzo                       66,466,624          99.129        584,129        .871        N/A

Ratification of
  Independent
  Accountants:                        66,959,542          99.894         62,618        .093       8,593      .013



--------------------
*        Mr. Oreffice resigned from the Board effective July 21, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 4.1  -    Restated Certificate of Incorporation, as amended to
                           date.

         Exhibit 4.2  -    Subordinated Indenture dated as of November 15, 1993
                           among MS plc, as Issuer, the Company, as Guarantor,
                           and Chemical Bank, as Trustee (incorporated by
                           reference to Exhibit 4.1 to the Company's Current
                           Report on Form 8-K dated December 1, 1993).

         Exhibit 4.3  -    Capital Unit Agreement dated as of August 1, 1995
                           among the Company, MS plc, Chemical Bank, as Agent
                           and Book-Entry Unit Depositary, and the holders from
                           time to time of the Capital Units (incorporated by
                           reference to Exhibit 4 to the Company's Current
                           Report on Form 8-K dated August 1, 1995).

         Exhibit 4.4  -    Form of Certificate of 8.40% Cumulative Preferred
                           Stock (stated value $200.00 per share) related to
                           8.40% Capital Units (incorporated by reference to
                           Exhibit 4-c to the Company's Registration Statement
                           on Form S-3 (No. 33-57833)).

         Exhibit 11   -    Statement Re:  Computation of Earnings per Share.

         Exhibit 12   -    Statement Re:  Computation of Ratio of Earnings to
                           Fixed Charges and Preferred Stock Dividends.

         Exhibit 27   -    Financial Data Schedule.

(b) The Company filed a report on Form 8-K dated June 28, 1995 to report the issuance by the Company of a press release summarizing the financial results of the Company for the three months ended May 31, 1995 and April 30, 1994 and the four months ended May 31, 1995 and announcing the declaration by the Company's Board of Directors of a quarterly cash dividend of 32 cents per common share.

                  The Company filed a report on Form 8-K dated August 1, 1995 to file a Capital Unit Agreement dated as of August 1, 1995 among the Company, MS plc, Chemical Bank as Agent and Book-Entry Unit Depositary, and the holders from time to time of the 8.40% Capital Units, each consisting of (i) a 8.40% Subordinated Debenture of MS plc due August 30, 2015 in the principal amount of $25.00 guaranteed by the Company and (ii) a related Purchase Contract issued by the Company requiring the holder, at the Company's option after August 30, 1996, to purchase one Depositary Share representing ownership of 1/8 interest in a share of the Company's 8.40% Cumulative Preferred Stock, stated value 200.00 per share.

                  The Company filed a report on Form 8-K dated August 22, 1995 to file a Nikkei 225 Index Call Warrant Agreement dated as of August 21, 1995 among the Company, Chemical Bank and Morgan Stanley in connection with Nikkei 225 Index Call Warrants expiring August 15, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MORGAN STANLEY GROUP INC.
                                          Registrant

Date:  October 12, 1995            /s/  Eileen K. Murray
                                   ---------------------
                                   Eileen K. Murray
                                   Chief Accounting Officer
                                   and Controller

Date:  October 12, 1995            /s/  Jonathan M. Clark
                                   ----------------------
                                   Jonathan M. Clark
                                   General Counsel and Secretary

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

Exhibit 4.1  -             Restated Certificate of Incorporation, as amended to
                           date.

Exhibit 4.2  -             Subordinated Indenture dated as of November 15, 1993
                           among MS plc, as Issuer, the Company, as Guarantor,
                           and Chemical Bank, as Trustee (incorporated by
                           reference to Exhibit 4.1 to the Company's Current
                           Report on Form 8-K dated December 1, 1993).

Exhibit 4.3  -             Capital Unit Agreement dated as of August 1, 1995
                           among the Company, MS plc, Chemical Bank, as Agent
                           and Book-Entry Unit Depositary, and the holders from
                           time to time of the Capital Units (incorporated by
                           reference to Exhibit 4 to the Company's Current
                           Report on Form 8-K dated August 1, 1995).

Exhibit 4.4  -             Form of Certificate of 8.40% Cumulative Preferred
                           Stock (stated value $200.00 per share) related to
                           8.40% Capital Units (incorporated by reference to
                           Exhibit 4-c to the Company's Registration Statement
                           on Form S-3 (No. 33-57833)).

Exhibit 11   -             Statement Re:  Computation of Earnings per Share.

Exhibit 12   -             Statement Re:  Computation of Ratio of Earnings to
                           Fixed Charges and Preferred Stock Dividends.

Exhibit 27   -             Financial Data Schedule.