Form 10-K405
period 1995-11-30
MORGAN STANLEY GROUP INC /DE/
filed 1996-02-26
CIK 789625

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                         COMMISSION FILE NUMBER 1-9085
                           MORGAN STANLEY GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)
                                 1585 BROADWAY
                                 NEW YORK, N.Y.
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   13-2838811
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)
                                     10036
                                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 761-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                           NAME OF EACH EXCHANGE
                                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
                                                                                      -------------------------------
    Common Stock, $1 par value                                                        New York Stock Exchange
                                                                                      Boston Stock Exchange
                                                                                      Chicago Stock Exchange
                                                                                      Pacific Stock Exchange
    9.36% Cumulative Preferred Stock, $25 stated value                                New York Stock Exchange
    Depositary Shares, each representing  1/8 of a share of 8.88%                     New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/8 of a share of 8 3/4%                    New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/8 of a share of 7 3/8%                    New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    7.82% Capital Units; 7.80% Capital Units; 9.00% Capital Units;                    New York Stock Exchange
      8.40% Capital Units; 8.20% Capital Units*
    AMEX Hong Kong 30 IndexSM Call Warrants Expiring November 4, 1996;                American Stock Exchange
      AMEX Hong Kong 30 IndexSM Call Warrants Expiring October 3, 1997+
    Japan IndexSM Call Warrants Expiring May 28, 1996+                                American Stock Exchange
    Nikkei 225 Index Call Warrants Expiring August 15, 1997                           American Stock Exchange
    6 1/2% PERQSSM Due July 1, 1997; 6% PERQSSM Due October 1, 1997;                  American Stock Exchange
      7% PERQSSM Due November 15, 1997; 6% PERQSSM Due February 16, 1999++
    Exchangeable Notes Due September 30, 2000; Exchangeable                           New York Stock Exchange
      Notes Due December 31, 2001+++

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

+++ Notes which are exchangeable on a defined date for equity securities of certain non-affiliated companies.

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the Registrant at February 7, 1996 was approximately $5,409,071,114. For purposes of this information, the outstanding shares of common stock owned by certain Managing Directors and Principals of certain wholly-owned subsidiaries of the Registrant, and subject to certain restrictions on voting and disposition, were deemed to be shares of common stock held by affiliates.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

    As of February 7, 1996, there were 154,087,313 shares of Common Stock, $1 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Morgan Stanley Group Inc. 1995 Annual Report to
         Stockholders -- Incorporated in part in Form 10-K, Parts I, II and IV.

     (2) Morgan Stanley Group Inc. Proxy Statement for its 1996 Annual Meeting of Stockholders -- Incorporated in part in Form 10-K, Parts I and III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.          BUSINESS

                 Morgan Stanley Group Inc. (the "Company"*) is a holding company that, through its subsidiaries, provides a wide range of financial services on a global basis. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; merchant banking and other principal investment activities; brokerage and research services; asset management; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and global custody, securities clearance services and securities lending.
These services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company, which was formed in 1935, conducts business from its head office in New York City, international offices in Beijing, Bombay, Frankfurt, Geneva, Hong Kong, Johannesburg, London, Luxembourg, Madrid, Melbourne, Milan, Montreal, Moscow, Osaka, Paris, Seoul, Shanghai, Singapore, Sydney, Taipei, Tokyo, Toronto and Zurich, and United States ("U.S.") regional offices in Chicago, Philadelphia, Los Angeles and San Francisco. At November 30, 1995, the Company employed 9,238 people.

                 The Company conducts its broker-dealer business principally in the U.S. through Morgan Stanley & Co. Incorporated ("MS&Co."), in Europe through Morgan Stanley & Co. International Limited ("MSIL"), in Japan through Morgan Stanley Japan Limited ("MS Japan") and in the rest of Asia through Morgan Stanley Asia Limited ("MS Asia"). Because of the increasing integration of the international financial markets, the Company manages its principal operating subsidiaries, including MS&Co., MSIL, MS Japan and MS Asia, on a coordinated global basis with a view to the profitability of the enterprise as a whole.

                 The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for each of the three periods ended November 30, 1995,** January 31, 1995 and January 31, 1994, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenue in any one of those periods and information with respect to the Company's operations by geographic area, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1995 Annual Report to Stockholders and is incorporated herein by reference.


__________________________________
* Unless the context otherwise requires, the term "Company" means Morgan Stanley Group Inc. and includes the consolidated subsidiaries of Morgan Stanley Group Inc. Please note that in the 1995 Annual Report to Stockholders, which is incorporated by reference in part in this Form 10-K, the term "Morgan Stanley" is generally used to refer to the Company. Except for the historical information contained in this Form 10-K, certain items herein, including (without limitation) certain matters discussed under Part I, Item 3, "Legal Proceedings" and under
         Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated herein by reference) ("MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in Part I, Item I, "Competition and Regulation" and "Risk Management" and in the MD&A.

** The Company changed its fiscal year-end from January 31 to November 30 effective for November 30, 1995.

INVESTMENT BANKING ACTIVITIES

                 The Company is a leading global investment banking firm which provides advice to, and raises capital worldwide for, a broad group of domestic and international clients. The Company manages and participates in public offerings and private placements of debt, equity and other securities denominated in U.S. dollars and other currencies in the U.S. and international capital markets. The Company is a leading underwriter of common stock, preferred stock, Preferred Equity Redemption Cumulative Stock ("PERCS(R)"), Performance Equity-linked Redemption Quarterly-pay Securities ("PERQS(SM)"), other equity-related securities, including American Depositary Receipts ("ADRs"), and taxable fixed income securities. The Company also underwrites tax exempt securities. The Company underwrites mortgage-related securities, including private pass-throughs and collateralized mortgage obligations ("CMOs"), and other asset-backed securities. The Company is active as an underwriter and distributor of commercial paper and other short-term and medium-term securities. The Company is also involved in tender offers, repurchase programs, consent solicitations, rights offerings and exchange offers on behalf of clients.

                 The Company provides domestic and international corporate and institutional clients with a wide range of advisory services on key strategic matters such as mergers, acquisitions, joint ventures, privatizations, defenses, divestitures, spin-offs, restructurings, proxy mechanisms and leveraged buyouts as well as long-range financial planning. Other such services provided to clients include advice with respect to recapitalizations, dividend policy, valuations, foreign exchange exposures and financial risk management strategies. In addition, the Company provides advice and other services relating to project financings, lease transactions and the purchase, sale and financing of real estate. The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities. See also "Asset Management Activities -- Merchant Banking and Other Principal Investing."

SALES, TRADING AND MARKET-MAKING ACTIVITIES

                 SALES AND TRADING

                 The Company provides a broad range of sales and trading services to investors worldwide and is an active dealer in fixed income, equity, foreign exchange and commodity products, including derivatives. In the U.S., the Company ranks as one of the largest dealers in equity and fixed income securities. As a member of the major U.S. securities and commodities exchanges, as well as the major foreign exchanges, including the London and Tokyo Stock Exchanges, the Company conducts its sales and trading activities both as principal and as agent on behalf of a wide range of domestic and international institutional and, primarily through its Private Client Services Department, certain individual investors. The Company trades for its own account in equity and fixed income securities and instruments, foreign currencies, commodities and associated derivative products. The Company also provides financing to clients, including margin lending and other extensions of credit.

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

                 The Company distributes and trades domestic and international debt securities, particularly corporate debt instruments and preferred stock, and offers investment strategies to institutional accounts, develops swap strategies for customers and assists corporations in their repurchase of debt. In addition, the Company trades a full range of money market instruments, including certificates of deposit, domestic and foreign bankers' acceptances, floating-rate certificates of deposit and floating-rate notes. The Company is an active dealer and market-maker in a broad range of long-term and short-term tax exempt securities. The Company is also involved in structuring debt securities with multiple risk/return factors designed to suit investor objectives and repackaged asset vehicles (RAVs) through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles.

                 The Company is one of 37 primary dealers of U.S. government securities currently recognized by the Federal Reserve Bank of New York. As such, it is among the firms with which the Federal Reserve conducts its open market operations and is required to submit bids in Treasury auctions, make secondary markets in U.S. government securities, provide the Federal Reserve Bank of New York with market information and maintain certain capital standards. The Company is also a member of a number of selling groups responsible for the distribution of various issues of U.S. agency and other debt securities. As such, it is required to make secondary markets in these securities and to provide market information to the U.S. agency and instrumentality issuers. The Company is also a member of the primary syndicate that issues German government bonds, a member of the Japanese government bond syndicate and a primary dealer in Canadian, French and Italian government bonds. The Company also makes secondary markets in various foreign government bonds and other foreign currency denominated bonds issued in the Eurobond market and in the U.S.

                 The Company's daily trading inventory positions in government, agency and instrumentality securities are financed substantially through the use of repurchase agreements. The Company also borrows and lends fixed income securities. In addition, the Company acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. At any given point in time, the Company may hold large positions in certain types of securities or commitments to purchase securities of a single issuer, sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. For example, financial instruments owned by the Company include U.S. government and agency securities and securities issued by non-U.S. governments (principally France, Germany, Italy and Japan) which, in the aggregate, represented 18% of the Company's total assets at November 30, 1995. In addition, a vast majority of all of the collateral held by the Company for resale agreements or bonds borrowed, which together represents 37% of the Company's total assets at November 30,

1995, consists of securities issued by the U.S. government, federal agencies or non-U.S. governments.

                 The Company trades and distributes asset-backed securities. The Company makes markets and trades in Government National Mortgage Association ("GNMA") securities, Federal Home Loan Mortgage Corp. ("FHLMC") participation certificates and Federal National Mortgage Association ("FNMA") obligations. The Company enters into significant commitments, such as forward contracts, standby arrangements and OTC options contracts, for GNMA, FHLMC and FNMA securities. The Company also acts as an underwriter of and market-maker in mortgage-backed securities, CMOs and related instruments, and a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time; the carrying value of such financial instruments currently experiencing lower levels of liquidity approximated $1,169 million at November 30, 1995.

                 The Company also underwrites, trades, invests and makes markets in high-yield debt securities and emerging market loans and securitized instruments. "High-yield" refers to companies or sovereigns whose debt is rated as non-investment grade. High-yield debt securities, emerging market loans and securitized instruments held for sale by the Company are carried in the Company's Consolidated Statement of Financial Condition at their fair values. Trading gains and losses (inclusive of unrealized gains and losses) on high-yield debt securities and emerging market loans and securitized instruments are included as principal transaction revenues in the Company's Consolidated Statement of Income. At November 30, 1995, the aggregate net market value of high-yield debt securities and emerging market loans and securitized instruments held in inventory, including the securities of issuers in which the Company has made equity investments in connection with its merchant banking and other principal investment activities (see "Asset Management Activities -- Merchant Banking and Other Principal Investing"), was $1,264 million (a substantial portion of which was subordinated debt), with not more than 7%, 12% and 9% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. For a discussion of the various risks associated with the Company's high-yield debt and emerging market loan activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management."

                 The Company also actively trades a number of foreign currencies on a spot and forward basis with its customers, for its own account and to hedge its securities positions or liabilities. In connection with its market-making activities, the Company takes open positions in the foreign exchange market for its own account. The Company, on a more limited basis, enters into forward currency transactions as agent and principal for periods of up to seven years. The Company is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange and is a leading dealer in OTC and exchange traded currency options on a worldwide basis. The Company also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals, base metals, crude oil, oil products, natural gas and related energy products. The Company is an active market-maker in swaps and OTC options on commodities such as metals, crude oil, oil products, natural gas and electricity, and offers a range of hedging programs relating to production, consumption and reserve/inventory management. The Company is also an electricity power marketer in the U.S.

                 The Company actively offers to clients and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products, some of which may be complex in structure, generally take the form of futures, forwards, options, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices.* All of the Company's trading related business units use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from proprietary trading activities. In addition, as a dealer in certain derivative products, most notably interest rate and currency swaps, the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its clients. Through the Company's triple-A rated subsidiary (Morgan Stanley Derivative Products Inc.), the Company also enters into swap and related derivative transactions with certain clients seeking a triple-A rated counterparty. For a detailed discussion of the Company's use of derivatives, see 1995 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Derivative Financial Instruments" and "Notes to Consolidated Financial Statements, Note 5."**

                 Derivatives used in the Company's trading or dealing activities are recorded in its Consolidated Statement of Financial Condition at fair value (based on listed market prices or, if listed market prices are not available, based on other relevant factors, including dealer price quotations, time value and yield curve or volatility factors underlying the positions and price quotations for similar instruments traded in different markets), representing the cost of replacing these instruments. Gains or losses
(realized and unrealized) on derivatives are generally included on a net basis as principal transaction revenues in the Company's Consolidated Statement of Income. The total notional value of derivative contracts outstanding as of November 30, 1995 was $985 billion, which is an indication of the Company's degree of use of derivatives for trading purposes but is not representative of any market or credit exposure and may be more indicative of customer utilization of derivatives. The Company's exposure to market risk relates to changes in interest rates, foreign currency exchange rates, or the fair value of the underlying financial instruments or commodities which may ultimately result in cash settlements which differ from the amounts currently recognized in the Company's Consolidated Statement of Financial Condition. The Company's credit exposure at any point in time is represented by the fair value of such instruments reported as assets, which at November 30, 1995 was $8.0 billion.
For a discussion of the various risks associated with the Company's derivative activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management."

__________________________________

* The Company does not include mortgage-backed securities in this category in accordance with Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

** In addition, the Company also uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability
         management  and to reduce  borrowing costs.   Net revenues  from
         derivatives used in the Company's own asset and liability management are recognized ratably over the term of the contract as an adjustment to interest expense. See 1995 Annual Report to
         Stockholders,   "Notes to Consolidated Financial Statements, Note 3."

                 From time to time, the Company has organized, advised and managed certain funds that invest and trade in particular equity or debt securities, foreign currencies or commodities and may continue to do so in the future. In connection with such activities, the Company has made and may continue to make investments for its own account in one or more of such funds.

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

ASSET MANAGEMENT ACTIVITIES

                 ASSET MANAGEMENT

                 Through Morgan Stanley Asset Management ("MSAM"), the Company provides global portfolio management to taxable and non-taxable institutions, domestic and foreign governments, pension funds, international organizations, mutual funds and individuals investing in domestic and international equities and fixed income securities (including in emerging markets) and sponsors open- and closed-end mutual funds. The Company also performs a broad range of fiduciary and named fiduciary services for pension funds and trusts. Through MSAM the Company had approximately $55 billion in assets under management at November 30, 1995.

                 On January 3, 1996, a wholly owned subsidiary of Morgan Stanley Asset Management Inc. ("MSAM Inc."), together with two of its affiliates, completed the acquisition of Miller Anderson & Sherrerd, LLP ("MAS"), an institutional investment manager, for approximately $350 million, payable in a combination of cash, stock of the Company and notes. On a pro forma basis, the combination of MAS with MSAM will increase the Company's assets under management at November 30, 1995 to approximately $90 billion. MAS's activities have been included in the Company's consolidated results since January 1996.

                 GLOBAL SECURITIES SERVICES

                 Through Morgan Stanley Services ("MS Services"), the Company provides a full range of securities services and information, including global custody, clearance, lending and settlement operations, foreign exchange, valuation services, cash management and margin lending. The Company's securities services operations support mutual funds, investment limited partnerships, investment managers, investment funds, insurance companies, banks, foundations, endowments, family trusts, government agencies, public and private pension funds and broker-dealers. The Company acts as principal and agent in stock borrow and stock loan transactions in support of the Company's domestic and international trading and brokerage, asset management and clearing activities and as an intermediary between broker-dealers. Through MS Services, the Company maintains a network of agent banks in 64 countries. Morgan Stanley Capital International (MSCI(R)), the Company's global equity index and company data business, provides the global investment community with benchmark indices (including The World, EAFE(R) and Emerging Market Indices), a 25-year historical database and price and fundamental data covering 4,200 companies in 46 developed and emerging countries through a variety of print, electronic and software vendor-supported products. Through MS Services, the Company had approximately $111 billion in global assets under custody at November 30, 1995.

                 MERCHANT BANKING AND OTHER PRINCIPAL INVESTING

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

                 In the merchant banking area, Morgan Stanley Capital Partners III, L.P. ("MSCP III") was formed in 1994 with $1.9 billion in capital commitments to invest primarily in private equity or equity-related securities of companies. As of November 30, 1995, MSCP III had invested $545 million in 15 companies in the U.S., Europe and Asia. The Morgan Stanley Leveraged Equity Fund II, L.P. was formed in 1987 to invest in and provide financing for leveraged transactions and companies and invested $1.9 billion in the equity of 31 companies of which 19 companies representing $1.3 billion of cost basis remain in its portfolio at November 30, 1995; this fund is no longer making new investments, but is actively managing its existing investment portfolio. As of November 30, 1995, the merchant banking portfolio consisted of 41 companies in a wide range of industries.

                 In the venture capital area, Morgan Stanley Venture Capital Fund II, L.P. ("MSVCF II") was formed in 1993 with $126 million in capital commitments to invest primarily in private equity or equity-related securities of U.S. emerging growth companies, principally in the healthcare and information technology sectors. As of November 30, 1995, MSVCF II had invested $86 million in 16 companies. Morgan Stanley Venture Capital Fund L.P. was formed in 1986 and invested $84 million in the equity of 38 companies of which 12 companies representing $32 million of cost basis remain in its portfolio at November 30, 1995; this fund is no longer making new investments, but is actively managing its existing investment portfolio.

                 Princes Gate Investors, L.P. ("Princes Gate") was formed in 1992 with $300 million (subsequently increased to $750 million) in aggregate investment capacity to invest in special situation opportunities.Princes Gate generally makes minority equity and equity-related investments which are short- to medium-term in duration and which arise out of the Company's worldwide investment banking activities. As of November 30, 1995, Princes Gate had invested

$269 million in eight companies. Subsequent to November 30, 1995, Princes Gate Investors II, L.P. was formed with $600 million in aggregate investment capacity (including $50 million available from the Company) to continue the investment strategy of Princes Gate. Princes Gate is no longer making new investments, but is actively managing its existing investment portfolio.

                 In the real estate area, The Morgan Stanley Real Estate Fund II, L.P. ("MSREF II") was formed in 1994 with approximately $1 billion in capital commitments to invest in real estate assets. As of November 30, 1995, MSREF II had invested or committed to invest $220 million in real estate totaling $900 million (including third party financing) relating to four real estate transactions. The Morgan Stanley Real Estate Fund, L.P. was formed in 1991 and has invested $490 million in real estate totaling $2.8 billion (including third party financing) relating to 19 real estate transactions of which 18 investments representing $1.5 billion of real estate (including third party financing) remain in its portfolio at November 30, 1995; this fund is no longer making new investments, but is actively managing its existing investment portfolio.

                 From time to time the Company may sponsor additional funds and commit to invest in such funds.

                 Equity securities purchased in merchant banking and principal investment transactions ("investments") generally are held for appreciation, are not readily marketable and do not provide dividend income. As of November 30, 1995, the aggregate carrying value of the Company's investments (directly and indirectly through the above-referenced funds) in 79 privately held companies was $156 million and in 18 publicly held companies was $242 million. At November 30, 1995, the Company had aggregate commitments of approximately $209 million to make future investments in connection with its merchant banking and other principal investment activities. The Company's future commitments extend until January 1999.

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

                 For purposes of financial statement classification, merchant banking and other principal investment advice, underwriting, origination and commitment fees are included as investment banking revenues in the Company's Consolidated Statement of Income. Fees for funds under management by the Company are included in asset management and administration revenues. Investment gains and losses relating to, and distributions from, equity investments are included in principal transactions/investment revenues.

                 The Company may also underwrite, trade, invest and make markets, and publish research with respect to, the securities of issuers in which the Company or the funds have an investment. Such securities may include equity and high-yield debt securities of such issuers. In addition, the Company may provide financial advisory services to, and have securities and commodity trading relationships with, these issuers.

                 From time to time, the Company provides loans, financing commitments or other extensions of credit, including on a subordinated and interim basis, to companies (which may otherwise be leveraged) associated with its merchant banking and other principal investment activities. Loans made in connection with such activities are carried at unpaid principal balances plus accrued interest less reserves, if deemed necessary, for estimated losses.

                 Subsequent to November 30, 1995, the Company formed Morgan Stanley Bridge Fund, L.L.C. ("MSBF"), a bridge facility with $600 million in aggregate investment capacity (including $150 million available from the Company) that will provide financing consisting primarily of subordinated loans or debt financing to clients that require commitments on a timely basis, generally in connection with strategic and financial acquisitions, leveraged buyouts, recapitalizations and other special situations. Such financing will generally be provided in connection with the Company's investment banking and merchant banking activities. MSBF will have an investment period ending in January 1999 (subject to earlier termination in certain instances), which may be extended for an additional year by agreement of the members.

                 The Company also has plans to become active in the senior syndicated lending area in connection with its investment banking activities.

FINANCE, ADMINISTRATION AND OPERATIONS

                 The Company's finance, administration and operations departments include Controllers, Credit, Corporate Services, Corporate Treasury, Facilities, General Services, Information Technology, Internal Audit, Market Risk, Legal and Compliance, Tax, Office of Development, Operations and Security. These departments support the Company's diverse global businesses through the processing of securities, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and ensuring compliance with regulatory and legal requirements. In addition, the Company has integrated recruitment, staffing, compensation and benefits, and career development and training initiatives to ensure that its human resources are aligned with strategic objectives. Certain of these areas also assist in the management and monitoring of the risks associated with the Company's business activities (see "Risk Management").

COMPETITION AND REGULATION

                 The Company encounters intense competition in all aspects of the financial services business and competes worldwide directly with other firms, both domestic and international, a significant number of which have greater capital and other resources. Among the principal competitive factors affecting the Company's business are the Company's general reputation, the overall quality of its professionals, its ability to maintain existing client relationships and develop new ones and its capability in originating and marketing innovative products and services. Moreover, the Company's ability to commit capital is an important competitive factor in relation to not only generating potentially higher sales and trading revenues but also attracting business opportunities involving the facilitation of major transactions by clients. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition from other sources, such as commercial banks, insurance companies and other companies offering financial services. As a result of pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks may increase in the near future. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. In addition, the two complementary trends in the financial services industry of consolidation and globalization present, among other things, technological and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

                 The Company's business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the U.S. at both the Federal and state levels and internationally. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. MS&Co. is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and in all 50 states, the District of Columbia and Puerto Rico and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange, Inc. ("NYSE"). The Company and certain other subsidiaries, including MS&Co. and MSAM Inc., are registered as investment advisers with the SEC and in certain states. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences. Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other governmental regulatory and self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board) or changes in the interpretation or enforcement of existing laws and rules may directly affect the manner of operation and profitability of the Company.*

                 As a futures commission merchant, MS&Co. is registered with the Commodity Futures Trading Commission ("CFTC") and its activities in the futures and options-on-futures markets are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of the Company are registered as commodity trading advisers and/or commodity pool operators with the CFTC. The Company's futures and options-on-futures business is also regulated by the National Futures Association ("NFA"), a not-for-profit membership corporation, which has been designated a registered futures association by the CFTC and of which MS&Co. is a member.

                 As a broker-dealer, MS&Co. is subject to the SEC's temporary risk assessment rules which require, among other things, that a broker-dealer maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. As a futures commission merchant, MS&Co. is also subject to the CFTC's risk assessment rules which have certain requirements similar to the SEC's rules and also require the reporting of certain "trigger events" when net capital is reduced by substantial amounts.

                 With respect to OTC derivatives, the Company is an active member of the International Swaps and Derivatives Association (ISDA), the Group of 30 and the Derivatives Policy Group, a group of securities firms formed at the request of the SEC and CFTC to address concerns regarding the OTC derivatives activities of U.S. broker-dealer affiliates not subject to direct regulatory oversight. In March 1995, the Derivatives Policy Group agreed to adhere to a voluntary oversight framework relating to reporting, capital, management controls and counterparty relationships.

                 Margin lending by certain subsidiaries of the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Morgan Stanley Trust Company, the Company's principal subsidiary that engages in custodial activities, is subject to regulation by the New York State Banking Department.

                 Certain of the Company's government securities activities are conducted through Morgan Stanley Market Products Inc. which is a member of the NASD and is registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of the Company.


__________________________________

* For a discussion of two recent accounting proposals that could have a material impact on the Company's future financial condition, see 1995 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Potential Impact of Financial Accounting Standards Board Exposure Drafts on the Company's Financial Statements."

                 Companies in the merchant banking portfolio that are in certain regulated industries (e.g., insurance, public utilities or broadcasting) could subject the Company to additional regulation by virtue of the Company's affiliation with the funds that own equity interests in such companies or otherwise. For example, one merchant banking portfolio company owns several insurance companies which subjects the Company to certain state insurance holding company regulations that require the Company, among other things, to register with certain state regulatory authorities. These state insurance regulations also generally prohibit the acquisition of a controlling interest in the Company (which may be deemed to occur upon the acquisition of 10% or more of the outstanding voting stock of the Company) without the prior approval of the relevant state commissioners of insurance.

                 The Company's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. For example, the Company's business in the United Kingdom is regulated by The Securities and Futures Authority Limited, the Bank of England and the Investment Management Regulatory Organisation, and a number of exchanges, including the London Stock Exchange and the London International Financial Futures and Options Exchange. The Bundesbank, the Bundesaufsichtsamt fur das Kreditwesen (the Federal German Banking Authority), the Bundesaufsichtsamt fur das Wertpapierhandel (the Federal German Securities Agency), the Frankfurt Stock Exchange and the Deutsche Terminboerse (the German Futures Exchange) regulate the Company's activities in the Federal Republic of Germany. The Company's business in Japan is subject to Japanese law applicable to foreign securities firms and related regulations of the Japanese Ministry of Finance and to the rules of the Bank of Japan and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange. The Monetary Authority of Singapore and the Singapore International Monetary Exchange regulate the Company's business in Singapore; and the Company's operations in Hong Kong are regulated by the Securities and Futures Commission of Hong Kong, the Stock Exchange of Hong Kong Ltd., the Hong Kong Futures Exchange and the Hong Kong Monetary Authority.

                 As registered broker-dealers and member firms of the NYSE, certain subsidiaries of the Company, including MS&Co., are subject to the SEC's net capital rule, and as a futures commission merchant MS&Co. is subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are considering imposing rules relating to capital requirements that apply to subsidiaries of the Company (such as rules that have been or will be promulgated in connection with the European Union Capital Adequacy Directive), including certain European subsidiaries that are considered banking organizations under local law. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit those operations of the Company that require the intensive use of capital, such as underwriting, merchant banking and trading activities, and the financing of customer account balances, and also restricts the Company's ability to withdraw capital from its subsidiaries, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business.

RISK MANAGEMENT *

                 Risk is an inherent part of the Company's businesses and activities. The financial services business and its profitability are affected by many factors of a national and international nature, including economic and market conditions, broad trends in business and finance, legislation and regulation affecting the national and international financial communities, inflation, the availability of capital, the availability of credit and the level and volatility of interest rates and currency values. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its activities is critical to its soundness and profitability. The Company's broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. From an operational perspective, the Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in each area of business activity: market risk, credit risk, operational risk and legal risk.

                 Risk management at the Company is an integrated process with independent oversight which requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The Company has developed a control infrastructure to manage and monitor each type of risk on a global basis throughout the Company. In addition, the Company has developed particular risk management policies and procedures for certain business activities, including merchant banking and other principal investment activities, high-yield securities and derivative products. In recognition of the increasingly varied and complex nature of the financial services business, the Company's risk management policies and procedures are evolutionary in nature and are subject to ongoing review, modification and revision.

                 The Company has developed a multi-tiered approach for monitoring and managing its risks. The Finance and Risk Committee, authorized by the Company's Board of Directors, is chaired by the Company's Chief Financial Officer and composed of senior officers with familiarity and expertise in dealing with risk management principles. It establishes the overall risk management policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company, and oversees liquidity and interest rate sensitivity of the Company's asset and liability position. The Firm Risk Manager heads the Firm Risk Management Group (described below) and assists senior management and the Finance and Risk Committee in establishing, monitoring and controlling the Company's overall

__________________________________

* For a further discussion of the Company's risk management policies and procedures, see 1995 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and "Notes to Consolidated Financial Statements, Note 5."

risk profile. With respect to the Company's major trading divisions (fixed income, equity, commodities and foreign exchange), division risk managers manage and monitor positions and set the overall division risk profile on a worldwide basis within established market risk limits, review major trading positions and strategies, and report unusual market and position events. Desk risk managers perform similar functions with respect to a product area or particular product at the business unit and trading desk level.

                 The Firm Risk Management Group has operational responsibility for identifying, monitoring and reporting to senior management on the Company's exposure to risk. The Firm Risk Management Group consists of three departments that are all independent of the Company's business areas: the Market Risk Department monitors the Company's market risk profile on a worldwide basis, which includes all divisional, geographic and product-line market risks; the Credit Department manages and monitors counterparty exposure limits on a worldwide basis; and the Internal Audit Department, which also reports to the Audit Committee of the Board of Directors, assesses the Company's operations and control environment through periodic examinations of business and operational areas. Other departments within the Company, which are independent of the Company's business areas, that are also actively involved in monitoring the Company's risk profile include: Controllers, Corporate Treasury, Information Technology, Legal and Compliance, Tax and Operations. In addition, the Company has certain commitment committees, composed of a cross-section of the Company's senior officers from various disciplines, that are involved in managing and monitoring the risks associated with the Company's diverse businesses. The High-Yield Commitment Committee and Equity Commitment Committee determine whether the Company should participate in a transaction involving the underwriting or placement of high-yield or equity securities, respectively, where the Company's capital and reputation may be at risk, and evaluate the potential revenues and risks involved with respect to a particular transaction. The Company's control structure and various control mechanisms are subject to periodic review in connection with examinations by the Company's external auditors, as well as interactions with various regulatory authorities. The Company continues to be committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company's risk management and monitoring systems and processes.

                 Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company manages the market risk associated with its trading activities Company-wide, on a divisional level worldwide and on an individual product basis. Specific market risk guidelines and limits have been approved for the Company and each trading division of the Company worldwide by the Finance and Risk Committee. Discrete market risk limits are assigned to business units and trading desks within trading areas which are compatible with the trading division limits. Division risk managers, desk risk managers and the Market Risk Department all monitor market risk measures against limits.
The Company may use measures, such as rate sensitivity, convexity, volatility and time decay measurements, to estimate market risk and to assess the sensitivity of positions to changes in market conditions. Trading divisions generally make use of valuation and risk models. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, for certain products is performed periodically and reviewed by division risk managers and the Market Risk

Department. The Company also regularly uses a variety of measures to help reduce and control the market risk associated with its market-making and proprietary trading activities.

                  The Company's exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, resulting in the Company incurring losses. The Finance and Risk Committee has approved Company-wide credit guidelines which limit the Company's credit exposure to any one counterparty. Specific credit risk limits based on the credit guidelines have also been approved by the Finance and Risk Committee for each type of counterparty (by rating category) as well as certain inventories of high-yield and emerging market debt. In addition, the Finance and Risk Committee has approved separate settlement risk limits. The Credit Department administers the credit limits among trading divisions on a worldwide basis. The Credit Department also has procedures to monitor credit exposures, and all counterparties of the Company are reviewed periodically to assess financial soundness. In addition to monitoring credit limits, the Company manages the credit exposure relating to its trading activities by entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances, and limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties to mitigate credit risk.

                 Operational risk refers to the risk of human error and malfeasance or deficiencies in the Company's operating systems. There is considerable fluctuation within each year and from year to year in the volume of business that the Company must process, clear and settle with the trend toward increased transaction volume. The Company is exposed to operational risk from processing and settlement problems which may be especially acute in some non-U.S. markets, particularly emerging markets, and during periods of heavy trading volume in certain U.S. markets. The Company has developed and continues to enhance specific policies and procedures that are designed to provide, among other things, that: (1) all transactions are accurately recorded and properly reflected in the Company's books and records and confirmed on a timely basis; (2) cash disbursements/deliveries and receipts/deliveries of securities are authorized, controlled and reconciled; (3) position valuations are subject to periodic independent review procedures; (4) profit and loss information reported to management, reflected in the Company's books and records, and reported to tax authorities incorporates all activity; (5) collateral and adequate documentation (e.g., master agreements) are obtained from counterparties in appropriate circumstances; (6) valuation and risk models are periodically reviewed as appropriate; and (7) information systems function as intended and are utilized appropriately by authorized personnel.

                 Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see "Competition and Regulation"). The Company has established legal standards and procedures on a worldwide basis that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Department, has also established procedures, such as the Company's Code of Conduct, that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed globally. The Company also conducts on a regular basis education and training programs that emphasize protection of client interests and maintenance of the

Company's reputation and global business franchise. In connection with its business, the Company has various procedures addressing a variety of issues, such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, money-laundering and record-keeping. The Company has also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable. In particular, the Company has adopted procedures, which are generally product-specific and vary in accordance with risk profile and market practice, to consider counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of the transaction under local law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

                 Positions and commitments taken by the Company in connection with its merchant banking and other principal investment activities often may involve substantial amounts of capital and subject the Company to, among other things, risk due to significant exposure to one issuer, industry or business. Additionally, the equity securities owned by the Company and the funds sponsored by the Company in connection with the Company's principal investment activities are generally not highly liquid. All proposed investments made by the Company and the funds sponsored by the Company are reviewed and approved by senior professionals in the departments of the Company responsible for identifying and making such investments, and any proposed loans, financing commitments or other extensions of credit made by the Company in connection with its merchant banking and investment banking activities are reviewed and approved by senior management. The Company analyzes projected cash flows and returns of the prospective investment and sensitivities to changes in economic assumptions, and reviews, among other things, the prospective portfolio company's industry and its relative position in such industry as well as its future prospects. The Company, which is generally the general partner of the investment funds which it sponsors, in the case of equity investments negotiates with the portfolio company's other equity holders certain rights related to the strategic direction of the business, significant portfolio company transactions and exit strategy. With respect to any loans, financing commitments or other extensions of credit, the Company carefully reviews the creditworthiness of the counterparty, the availability to the counterparty of financing generally, the likely overall financial return and the Company's available capital and funding sources. After any investment or loan, financing commitment or other extension of credit is made, the Company regularly monitors the investment or counterparty by, among other things, reviewing related business plans, financial performance and industry trends.

                 The Company's trading and underwriting of high-yield debt securities and emerging market loans and securitized instruments also subject the Company to market and credit risks. For example, securities held by the Company in connection with its high-yield trading activities typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. The market for these securities has been, and may in the future be, characterized by periods of illiquidity. The liquidity of any particular issue may be significantly better or worse than the overall liquidity of the high-yield market at any time, depending on the quality of the issuer, and during certain periods market quotations may not represent firm bids of dealers or prices of actual sales. In addition, the Company through its market-making and trading activities may be the sole or principal source of liquidity in certain issues and, as a result, may substantially affect the prices at which such issues trade. To mitigate the potential impact on the Company's operating results of the greater risk inherent in high-yield debt securities and emerging market loans and securitized instruments, the Company has policies to control total inventory positions in these securities and instruments. Additionally, as indicated above, the Company has credit policies to control exposures to individual high-yield issuers and emerging market counterparties.

                 Derivatives facilitate risk transfer and enhance liquidity in the marketplace, and the origination and trading of derivatives have expanded significantly over the past decade. Derivative instruments have been utilized as efficient and cost effective tools that enable users to adjust risk profiles, such as interest rate or currency risk, or to take proprietary trading positions. Widespread acceptance of derivatives has contributed to the development of more complex OTC products structured for particular clients to address specific financing and risk management needs.* Derivative transactions may have both on- and off-balance sheet implications, depending on the nature of the contract, and the Company's use of derivative products may subject the Company to various risks.** In times of market stress, liquidity in certain derivatives positions, as well as in underlying cash instruments, may be reduced. Credit risk in the context of OTC derivative transactions relates to the potential for a counterparty to default on its contract and is represented by the replacement cost of all contracts in a gain position (after considering the effects of master netting agreements where applicable) rather than by the gross notional or contractual values. The risks associated with derivative products, including credit and market risks, are managed in a manner consistent with the Company's overall risk management policies. The Company's exposure to changes in interest rates, foreign currencies and other factors is managed on an individual product basis, generally by entering into offsetting or other positions in a variety of financial instruments and derivative products. The Company manages its credit exposure to derivative products by entering into master netting agreements when feasible, monitoring the creditworthiness of counterparties on an ongoing basis and requesting initial and/or additional collateral when deemed necessary, diversifying and limiting exposure to individual counterparties, and limiting the duration of exposure. In addition, with respect to certain exchange-listed derivatives, the Company has agreements with customers that permit the Company to close out positions or require additional collateral (and in many cases require excess collateral) if certain events occur. In certain instances, the Company may also limit the types of derivative products that may be traded in a particular account.


__________________________________

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

ITEM 2.          PROPERTIES

                 The Company's executive offices are located at 1585 Broadway, New York, New York, where the Company occupies approximately 980,500 square feet as its New York headquarters. The Company also occupies approximately 342,000 square feet at 750 Seventh Avenue, New York, New York. Both the 1585
Broadway and 750 Seventh Avenue buildings are owned by the Company.*   The
Company also leases space at various other locations in Manhattan under leases expiring between 1996 and 2002 and aggregating approximately 974,680 square feet. In addition, the Company leases space in Brooklyn, New York aggregating approximately 383,112 square feet under a lease expiring in 2013.

                 The Company's London headquarters are located at 25 Cabot Square, Canary Wharf (approximately three miles east of the City of London) and occupy approximately 475,000 square feet of a 500,000 square foot building (the "Building") constructed by the Company. The Company owns the ground lease obligation and the freehold interest in the land and the Building. The Company also leases approximately 350,000 square feet at 20 Cabot Square, Canary Wharf, under a lease arrangement expiring in 2020.

                 During fiscal 1995 the Company entered into a lease arrangement covering approximately 121,000 square feet in the Yebisu GPT, Ebisu, Shibuya-ku, Tokyo expiring in 1998, but renewable at the Company's option in two year increments. The Company will relocate its Tokyo office to this leased space during the first quarter of fiscal 1996.

                 Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through 2011. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.          LEGAL PROCEEDINGS

                 (a) The Company is involved in the following litigation matters.

I.               State of West Virginia v. Morgan Stanley & Co. Incorporated.
On October 24, 1989, the State of West Virginia (the "State") commenced an action in the Circuit Court of Kanawha County, West Virginia against MS&Co., County NatWest Government Securities, Inc., County NatWest, Inc., Salomon Brothers Inc, Greenwich Capital Markets, Inc. and Goldman, Sachs & Co., alleging that the defendants had induced the State, through its Board of Investments and the office of the State Treasurer, to engage in unsuitable and speculative investment activity in the State's Consolidated Fund. The complaint alleged that, as a result of this activity, the


__________________________________

* For a discussion of the charge taken in fiscal 1994 in connection with the Company's move to its New York facilities and to its new leased office space in Tokyo, see 1995 Annual Report to Stockholders, "Notes to Consolidated Financial Statements, Note 4." At November 30, 1995 the Company had commitments of an estimated $80 million in the aggregate for fit-out and related costs associated with its buildings in New York City and leased space in Tokyo.

Consolidated Fund suffered significant losses. As against MS&Co., the complaint alleged damages in excess of $79 million. All of the other defendants settled with the State.

                 On March 15, 1992, the court orally granted partial summary judgment for the State on certain of its claims. The trial began on March 30, 1992 and concluded on May 8, 1992. On May 6, 1992, the court directed a verdict of approximately $32.6 million against MS&Co. on the State's ultra vires claim. On May 8, 1992, the jury awarded approximately $4.9 million in damages against MS&Co. on the State's constructive fraud claim, but found that MS&Co. had not engaged in actual fraud. On October 13, 1993, the court entered a judgment in the action awarding the State the total amount of $56.8 million, inclusive of pre-judgment interest, and ordering that post-judgment interest accrue on that sum at the statutory rate of 10% per annum until the judgment is paid. On January 12, 1994, the court denied MS&Co.'s motion for judgment notwithstanding the verdict or, alternatively, for a new trial. On June 5, 1995, the Supreme Court of Appeals of West Virginia reversed the judgment and remanded the matter for a new trial. On August 21, 1995, MS&Co. filed a motion to recuse the Circuit Court judge who had theretofore presided over the litigation. On September 6, 1995, the Supreme Court of Appeals, having been advised that the judge would not voluntarily recuse himself, ordered that the motion be heard by a designated judge in a different judicial district. The motion to recuse is pending.

II. Lundy, et al. v. Morgan Stanley & Co. Inc. On September 28, 1990, a purported class action complaint was filed in the United States
District Court for the Northern District of California, purportedly on behalf of all persons who purchased 12.40% Debentures due 1997 (the "Debentures") of Imperial Corporation of America ("ICA") between January 9, 1987 and July 1, 1990. MS&Co. and Drexel Burnham Lambert Incorporated ("Drexel") were the underwriters for the initial offering of $100 million of the Debentures. On February 28, 1990, ICA filed for protection under Chapter 11 of the Federal Bankruptcy Code, and on July 1, 1990 defaulted on the payment of interest on the Debentures. The complaint alleged that the Debentures were issued in order to facilitate ICA's continuing investment in high yield junk bonds through Drexel, and that, with MS&Co.'s knowledge, the prospectus issued in connection with the Debentures was materially false and omitted to state material information. The complaint asserted claims under section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rule 10b-5 promulgated thereunder, and for fraud, negligence, negligent misrepresentation and false advertising, and sought rescission, compensatory and punitive damages in unspecified amounts, disgorgement of profits and compensation, costs and attorneys' fees. On February 25, 1991, the court certified the plaintiff class. On January 25, 1993, MS&Co. filed a motion for summary judgment. On October 21, 1993, the court entered a preliminary order approving an agreement, subject to certain contingencies, to settle the action.

III.             Atwood, et al. v. Burlington Industries Equity, Inc., et al.
On June 3, 1992, a purported class action complaint was filed against Burlington Industries Equity, Inc. ("Burlington"), the Company, and seven officers and/or directors of Burlington, two of whom are MS&Co. employees. NationsBank Trust Company was subsequently added as a defendant. The plaintiff class purportedly consists of all participants in and beneficiaries of Burlington's Employee Stock Ownership Plan ("ESOP"). The complaint alleged that defendants violated the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and breached various fiduciary duties purportedly owed to plaintiffs in connection with the ESOP's August 1989 purchase of certain Burlington voting stock at $37.80 per share. The complaint alleged that defendants thereafter caused Burlington to engage in a series of transactions which decreased significantly the value of the ESOP's investment in Burlington stock. The complaint sought compensatory and punitive damages in unspecified amounts, rescission of the ESOP's August 1989 purchase of Burlington stock, removal of all defendants as ESOP fiduciaries under the ERISA statute, pre- and post-judgment interest, costs and attorneys' fees. The action is pending in the United States District Court for the Middle District of North Carolina. On August 3, 1994, the court granted in part and denied in part defendants' motion to dismiss the action. On February 13, 1995, the court granted plaintiffs' motion for class certification. On December 15, 1995, defendants filed motions for summary judgment.

IV. Hedged-Investments Litigation. On August 6, 1993, a purported class action complaint captioned Bruce W. Higley, D.D.S., M.S., P.A. Defined Benefit Annuity Plan v. Donahue, et al. was filed in the District Court for the City and County of Denver, Colorado purportedly on behalf of all persons and entities who invested, directly or indirectly, in certain investment partnerships or entities organized and/or managed by James D. Donahue ("Donahue"). Donahue was the founder and president of Hedged-Investments Associates, Inc. ("HIA"), through which Donahue conducted the options trading at issue in the action. HIA, in turn, was allegedly the general partner of several limited partnerships. The trading at issue occurred through accounts held at MS&Co., Kidder, Peabody & Co. Incorporated ("Kidder"), and Prudential Securities Incorporated ("Prudential"). The action was brought against Donahue, MS&Co., Kidder, Prudential, and individual employees at each of those firms. The complaint alleged that despite representations made to investors that the trading would be based on a "scientific" approach, would be fully hedged, and would yield a predictable return, Donahue, in conspiracy with and aided and abetted by the other defendants, in reality engaged in risky trading strategies while operating a "Ponzi scheme," which caused investors to suffer substantial losses. As against the brokerage firms, the complaint asserted state law causes of action for violating and aiding and abetting violations of state securities laws, fraud and aiding and abetting fraud, aiding and abetting Donahue's breach of fiduciary duty, theft by deception, civil conspiracy, and aiding and abetting conversion. The complaint also asserted causes of action under the Colorado Organized Crime Control Act. The complaint sought rescissory and compensatory damages in unspecified amounts, treble damages, costs and attorneys' fees.

                  Related litigation against MS&Co. and the other defendants was filed in the same court. That litigation included an action by the bankruptcy trustee for HIA and certain related partnerships and a competing class action brought on behalf of essentially the same class of investors alleged to be represented in Higley. On March 10, 1994, the court certified a plaintiff class in Higley and the competing class action. The court denied various motions to dismiss.

                  An agreement was thereafter reached to settle Higley and the competing class action. Following a fairness hearing on April 28, 1995, the court entered a final order and judgment approving a settlement of Higley and the competing class action. On June 5, 1995, the court denied a request made by one class member to intervene for purposes of appealing both a court-approved plan for allocation of the settlement proceeds and the final order and judgment. On June 12, 1995, the class member filed a notice of appeal to the Colorado Court of Appeals, appealing the plan of allocation, the final order and judgment, and the order denying intervention. Oral argument on the motion was heard on January 30, 1996.

                  The action filed by the bankruptcy trustee for HIA and certain related partnerships is captioned Sender v. Kidder, Peabody & Co. Incorporated, et al. On November 1, 1995, the court in Sender granted defendants' motion for summary judgment. On December 11, 1995, final judgment was entered in favor of defendants. The bankruptcy trustee has appealed.

V. The National Commercial Bank v. Morgan Stanley Asset Management Inc., et al. On May 2, 1994, a complaint was filed in the United States District Court for the Southern District of New York by The National Commercial Bank ("NCB") against MSAM Inc. and three present and former MSAM Inc. employees. The complaint alleged that NCB established a managed account at MSAM Inc. in or about February 1993 to trade United States Treasury securities and that in August 1993 that account suffered substantial losses. The complaint alleged violations of sections 10(b) and 20(a) of the Exchange Act and rule 10b-5 promulgated thereunder, common law fraud, common law constructive fraud, breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, and sought compensatory damages in excess of $39 million, punitive damages in an unspecified amount, costs, attorneys' fees and interest. On June 28, 1994, defendants filed answers to the complaint. On July 11, 1994, defendants filed third-party complaints against two employees of NCB, asserting claims over and for contribution and indemnity in the event defendants are determined to be liable to NCB. The complaint, answers and third-party complaints were thereafter amended. The claims against MSAM Inc.'s two present employees have been dismissed without prejudice as have their claims against the two employees of NCB. Discovery is proceeding.

VI. NASDAQ Antitrust Litigation. On December 16, 1994, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York against a total of 33 defendants, including MS&Co. The consolidated amended complaint alleged that MS&Co. and other participants and market makers on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") engaged in a conspiracy to fix the "spread" between bid and asked prices for securities traded on the NASDAQ in violation of Section 1 of the Sherman Act. The plaintiff class was alleged to include persons throughout the United States who are customers of the defendants or their affiliates and who purchased or sold securities on the NASDAQ during the period from May 1, 1989 through May 27, 1994. Plaintiffs were alleged to have been damaged in that they paid more for securities purchased on the NASDAQ, or received less for securities sold, than they would have but for the alleged conspiracy. The consolidated amended complaint sought compensatory damages, treble damages, declaratory and injunctive relief, attorneys' fees and costs. Judgment against each of the defendants was sought on a joint and several basis. On February 2, 1995, MS&Co. and the other named defendants filed a motion to dismiss, which was granted on August 10, 1995 with leave to replead. On August 22, 1995, plaintiffs filed a Refiled Consolidated Complaint which is identical in substance to the dismissed pleading except that it lists by name the stocks that plaintiffs contend were the subject of the alleged conspiracy. On December 18, 1995, MS&Co. filed its answer. Discovery is proceeding.

VII. MGN Pension Trustees Ltd., et al. v. Morgan Stanley Trust Company. On October 20, 1995, a complaint was filed against Morgan Stanley Trust Company ("MSTC") in the United States District Court for the Eastern District of New York by MGN Pension Trustees Ltd. (as trustee of the Mirror Group Pension Scheme) and The Law Debenture Trust Corporation plc (as trustee of the Maxwell Communication Pension Plan). The complaint alleges that MSTC breached a variety of duties purportedly owed to certain pension plans whose assets were managed by an entity controlled by the late Robert Maxwell. The complaint asserts claims for breach of contract, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty,participation in a breach of fiduciary duty, fraud and aiding and abetting a fraud, and seeks between $21.5 million and $142.3 million in compensatory damages, punitive damages in an unspecified amount, return of commissions, interest, costs and attorneys' fees. On December 18, 1995, MSTC filed a motion to dismiss the action.

VIII.              Global Opportunity Fund Litigation. On December 19, 1995,
20 investors in a Cayman Islands investment fund named The Global Opportunity Fund (the "Fund") brought an action against Morgan Stanley Bank Luxembourg, S.A. ("MSBL") in Luxembourg Commercial Court seeking damages in the amount of $44 million and costs. The apparent core of plaintiffs' complaint is that MSBL was responsible for providing certain net asset valuations to the Fund and performed that function in a negligent manner.

IX. Other. In addition to the matters described above, the Company, including MS&Co., has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. The Company, including MS&Co., is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies.

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

                  (b) The following litigation matters were terminated during the quarter ended November 30, 1995.

I.                Taxable Municipal Bond Litigation. Between April and
October 1990, 16 purported class action complaints were filed in various federal and state courts alleging claims relating to eight offerings of taxable municipal bonds by eight different issuers in 1986. On November 27, 1990, the federal Judicial Panel on Multidistrict Litigation transferred all of the actions to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings.

                  On May 3, 1991, eight amended and consolidated complaints (the "Amended and Consolidated Complaints") were filed in connection with the proceedings arising out of eight different bond offerings (the "Eight Offerings"). In addition, a single Racketeer Influenced and Corrupt Organizations Act ("RICO") complaint was filed on May 3, 1991, which addressed all of the Eight Offerings. The Amended and Consolidated Complaints and the RICO complaint, like the previously filed complaints, alleged that the defendants fraudulently informed investors that the proceeds of the Eight Offerings would be used to fund low cost, public interest loans. According to the Amended and Consolidated Complaints, the money was instead invested in guaranteed investment contracts ("GICs") issued by Executive Life Insurance Company ("Executive Life") as part of a purported scheme on the part of Drexel and Executive Life to use the underwriting ofmunicipal bonds to permit Executive Life to invest in high risk junk bonds through Drexel. (Due to its bankruptcy filing, Drexel was not named as a defendant in any of the Amended and Consolidated Complaints.) Following the deterioration of the high yield bond market, the ratings of Executive Life and the GIC-backed bonds were downgraded, and the resulting decline in the value of the bonds was alleged to have caused losses to the members of the purported plaintiff classes. The plaintiff class in each of the actions purportedly consisted of all persons who purchased the bonds at issue prior to and including April 9, 1990. The Amended and Consolidated Complaints generally alleged violations of section 10(b) of the Exchange Act and rule 10b-5 promulgated thereunder, section 80a of the Investment Company Act of 1940 (the "Investment Company Act"), section 80b-3 of the Investment Advisers Act of 1940 (the "Advisers Act") and common law and/or statutory fraud, and sought actual and punitive damages in unspecified amounts, rescission, declaratory relief, interest, costs and attorneys' fees. The RICO complaint alleged violations of section 1962(c) and (d) of Title 18 and sought compensatory and treble damages in unspecified amounts, injunctive relief, disgorgement, interest, costs, and attorneys' fees. MS&Co. was named as a defendant in seven of the eight Amended and Consolidated Complaints and in the RICO complaint. The master caption of the multi-district proceeding is In re Taxable Municipal Bond Securities Litigation. The seven actions naming MS&Co.
as a defendant are: Farm Bureau Federation, et al. v. The Board of County Commissioners of Adams County, Colorado, et al.; Washington National Life Insurance Company of New York, et al. v. Morgan Stanley & Co. Incorporated, et al.; First National Bank, et al. v. Louisiana Housing Finance Agency, et al.; Associated Kellogg Bank, et al. v. Louisiana Agricultural Finance Authority, et al.; Bloomfield State Bank, et al. v. Louisiana Agricultural Finance Authority, et al.; Virgin, et al. v. Health, Educational and Housing Facility Board of the City of Memphis, Tennessee, et al.; and Farm Bureau Town & Country Insurance Company of Missouri, et al. v. El Paso Housing Finance Corporation, et al.

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

                  The parties thereafter agreed to settle the various actions in which MS&Co. was named as a defendant (excluding the Washington National action), and the settlement was preliminarily approved by the court on February 1, 1995. Following a fairness hearing on July 31, 1995, the magistrate filed a report which recommended approval of the settlement. On October 10, 1995, the settlement received final court approval. On November 1, 1995, the court entered an order suggesting that the Washington National action be transferred back to the United States District Court in Nebraska; subsequently, the court reconsidered its decision and entered another order suggesting remand of the case to New York.

II. Katell, et al. v. Morgan Stanley Group Inc., et al. On November 6, 1991, a complaint was filed in the Court of Chancery of the State of Delaware for New Castle County against the Company, MS&Co., two MS&Co. employees, Morgan Stanley Leveraged Capital Fund, Inc., Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF"), CIGNA Corp., CIGNA Capital Advisors, Inc., CIGNA Leveraged Capital Fund, Inc., SIBV/MS Holdings, Inc., Jefferson Smurfit Corp., Container Corporation of America ("CCA"), Silgan Holdings Inc. and Silgan Corporation ("Silgan"). The complaint, filed on behalf of two limited partners in MSLEF, alleged breaches of fiduciary duties, willful misconduct, gross negligence and breach of contract in connection with the purchase and sale of MSLEF's interests in CCA and Silgan. The complaint alleged damages in excess of $32.9 million and sought compensatory damages in an unspecified amount, together with interest. On February 17, 1992, plaintiffs filed an amended complaint, adding derivative claims and seeking an accounting. On January 14, 1993, the court dismissed plaintiffs' individual claims, co-investor claims, right of first refusal claims and aiding and abetting claims, but did not dismiss plaintiffs' derivative claims regarding the CCA and Silgan sale prices. On September 27, 1993, the court granted defendants' motion to stay the action pending a report by a special litigation committee. On April 15, 1994, the special litigation committee filed its report together with a motion to dismiss the action. On June 15, 1995, the court granted the special litigation committee's motion to dismiss the action. On August 15, 1995, a notice of appeal was filed on behalf of one of the two plaintiffs. The parties thereafter agreed to settle the action.

                  A related action, captioned Desert Equities, Inc. v. Morgan Stanley Leveraged Equity Fund II, L.P., et al., was commenced on February 18, 1992 in the Court of Chancery of the State of Delaware for New Castle County against Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), Morgan Stanley Leveraged Equity Fund II, Inc. and the Company. The complaint alleged that plaintiff, a limited partner in MSLEF II, was improperly excluded from MSLEF II investment opportunities in retaliation for its participation in the Katell litigation described above. The complaint asserted claims for breach of fiduciary duty, breach of the MSLEF II Partnership Agreement and breach of an implied covenant of good faith and fair dealing. The complaint sought damages in an unspecified amount, interest, injunctive relief, specific performance of the Partnership Agreement and an accounting. On July 28, 1992, the court granted defendants' motion for judgment on the pleadings. On June 1, 1993, the Delaware Supreme Court reversed and remanded the action for further proceedings. The parties thereafter agreed to settle the action.

III. First Tokyo Index Trust Limited v. Morgan Stanley Trust Company and Morgan Stanley International. On September 30, 1993, First Tokyo Index Trust Limited ("First Tokyo") commenced an action in the High Court of Justice, Chancery Division, London, against MSTC and Morgan Stanley International ("MSI"). MSTC was the custodian for First Tokyo's assets, and MSI engaged in certain transactions concerning those assets. First Tokyo asserted claims for breach of contract, negligence, breach of trust, breach of fiduciary duty, conversion and constructive trust, and sought the return of certain assets remaining in the First Tokyo custodial account with MSTC, compensatory damages in an unspecified amount, interest, costs and an accounting.

                  On December 31, 1993, MSTC and MSI filed their defenses, as well as claims for contribution and/or indemnity against various individuals and entities. The parties subsequently amended their respective pleadings. On May 12, 1994, the court granted in part and denied in part plaintiff's motion to strike certain of the defenses asserted by the defendants. On November 10,

1994, the court granted MSTC and MSI's application to add Coopers & Lybrand as a third-party defendant, and to assert claims for contribution and/or indemnity against Coopers & Lybrand. First Tokyo thereafter amended its Statement of Claim to assert various claims against Coopers & Lybrand. On July 3, 1995, the court directed that this action be consolidated with a related action filed by Swiss Bank Corporation against Coopers & Lybrand. The parties thereafter agreed to settle the action.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the quarter ended November 30, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table provides certain information about each of the Registrant's executive officers on November 30, 1995:

Name                                             Age                           Position
----                                             ---                           --------

Richard B. Fisher                                 59              Chairman of the Board of Directors,
                                                                  Managing Director and director of the
                                                                  Registrant and MS&Co.

John J. Mack                                      51              President, Managing Director and
                                                                  director of the Registrant and MS&Co.

Barton M. Biggs                                   63              Managing Director and director of the
                                                                  Registrant and MS&Co.

Peter F. Karches                                  44              Managing Director and director of the
                                                                  Registrant and MS&Co.

Sir David A. Walker                               56              Managing Director and director of the
                                                                  Registrant and MS&Co. and director
                                                                  and Executive Chairman of Morgan
                                                                  Stanley Group (Europe) Plc

Jonathan M. Clark                                 58              General Counsel and Secretary of the
                                                                  Registrant and MS&Co. and Managing
                                                                  Director and director of MS&Co.

Philip N. Duff                                    38              Chief Financial Officer and Managing
                                                                  Director of the Registrant and MS&Co.
                                                                  and director of MS&Co.

Charles B. Hintz                                  46              Treasurer of the Registrant and MS&Co.
                                                                  and Managing Director of MS&Co.

              All directors hold office until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any directors or executive officers.

              Mr. Fisher has served as Chairman of the Board of Directors of the Registrant and MS&Co. from January 1991. From January 1984 through December 1990, he served as President of the Registrant and MS&Co. He has been a director and a Managing Director of the Registrant from July 1975 and a director and a Managing Director of MS&Co. from July 1970. He has also been a member of the Registrant's Executive Committee from March 1986 and its Chairman from May
1991. He was a partner of Morgan Stanley & Co. from July 1970 through June 1975.

              Mr. Mack has been President of the Registrant and MS&Co. from June 1993. He has been a director and a Managing Director of the Registrant from December 1987 and was a director and a Managing Director of the Registrant from January 1979 until March 1986. Mr. Mack has been a director and a Managing Director of MS&Co. from January 1979. He has also been a member of the Registrant's Executive Committee from December 1987.

              Mr. Biggs has been a director and a Managing Director of the Registrant from May 1991 and a director and Managing Director of MS&Co. from July 1973. He was a director and a Managing Director of the Registrant from July 1975 to March 1986. He has also been a member of the Registrant's Executive Committee from May 1991. He was a partner of Morgan Stanley & Co. from June 1973 through June 1975.

              Mr. Karches has been a director and a Managing Director of the Registrant from February 1994 and a director and a Managing Director of MS&Co. from January 1985. He has also been a member of the Registrant's Executive Committee from February 1994.

              Sir David Walker has been a director of the Registrant from November 1994, a Managing Director of the Registrant from May 1995, a director of MS&Co. from February 1995 and a Managing Director of MS&Co. from November 1994. He has been a director and the Executive Chairman of Morgan Stanley Group (Europe) Plc from December 1994. He has also been a member of the Registrant's Executive Committee from November 1994. Before joining the Company, Sir David was a Deputy Chairman of Lloyds Bank in England. From 1988 to 1992 he was Chairman of the Securities and Investments Board, the British authority that regulates the securities markets.

              Mr. Clark has been the General Counsel and Secretary of the Registrant and MS&Co. from February 1993. From February 1993 he has been a director and a Managing Director of MS&Co. Before joining the Company, Mr. Clark was a partner of Davis Polk & Wardwell, a New York law firm.

              Mr. Duff has been the Chief Financial Officer of the Registrant and MS&Co. from February 1994 and a Managing Director of the Registrant from November 1995. He has been a director of MS&Co. from November 1995 and a Managing Director of MS&Co. from February 1993. From January 1991 to February 1993 he was a Principal of MS&Co. and from January 1989 to January 1991 he was a Vice President of MS&Co.

              Mr. Hintz has been the Treasurer of the Registrant and MS&Co. from January 1992. He has been a Managing Director of MS&Co. from February 1993. From January 1989 to February 1993 he was a Principal of MS&Co. and from October 1986 to January 1989 he was a Vice President of MS&Co.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth under the caption "Quarterly Results" on page 76 of the Registrant's 1995 Annual Report to Stockholders and such information is hereby incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

              Selected Financial Data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth under the same caption on the inner cover of the 1995 Annual Report to Stockholders. Such information (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 44 to 76 of such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 26 to 42 of the 1995 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 44 to 76 of such Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 1995 Annual Report to Stockholders on pages 43 to 76, and such information is hereby incorporated herein by reference, including the information appearing under the caption "Quarterly Results" on page 76 of such Annual Report.

              The Statement of Financial Condition at December 31, 1995 and 1994 for the Morgan Stanley U.K. Group Profit Sharing Scheme (the "Plan"), the Statement of Changes in Plan Equity for the Years Ended December 31, 1995, 1994 and 1993 together with the Notes thereon and the Report of Independent Chartered Accountants appear as Exhibit 99.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              NOT APPLICABLE.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Information relating to Directors and Nominees of the Registrant is set forth under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

              Information relating to executive compensation is set forth under the captions "Board of Directors Meetings, Committees and Fees" on page 5, "Compensation of Executive Officers" on pages 10 to 13 and "Compensation Committee Interlocks and Insider Participation" on page 18 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information relating to security ownership of management and certain beneficial owners is set forth under the captions "Stock Ownership of Management" and "Principal Stockholders" on pages 6 and 7, respectively, of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information regarding certain relationships and related transactions is set forth under the caption "Interest of Management in Certain Transactions" on page 9 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated herein by reference.

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

                     3.1* Restated Certificate of Incorporation of the Company, as amended to date.

                     3.2 By-Laws of the Company, as amended to date (Annual Report on Form 10-k for the fiscal year ended January 31, 1995).

                     4.1 Restated Certificate of Incorporation of the Company, as amended to date (see Exhibit 3.1).

                     4.2 Stockholders' Agreement dated February 14, 1986, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.3* Form of Consent and Amendment dated as of January 31, 1996 between the Company and certain signatories to the Stockholders' Agreement referred to in
                            Exhibit 4.2.

                     4.4 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.5 First Supplemental Subordinated Indenture dated as of May 15, 1991 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).


-----------------------
*    Filed herewith.

                     4.6 Senior Indenture dated as of April 15, 1989 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.7 First Supplemental Senior Indenture dated as of May 15, 1991 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.8 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and

                            Chemical Bank, as trustee (Current
                            Report on Form 8-K dated December 1, 1993).

                     4.9 Voting Agreement dated March 5, 1991 among the Company, State Street Bank and Trust Company and Other Persons Signing Similar Voting Agreements (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.10 Instruments defining the Rights of Security Holders, Including Indentures - In addition to Exhibits 4.1 through 4.9 herein, pursuant to paragraph
                            (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                     10.1+ Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     10.2+ Form of Agreement under the Morgan Stanley Group Inc. Officers' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     10.3+ Morgan Stanley & Co. Incorporated Excess Benefit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).

                     10.4+ Morgan Stanley & Co. Incorporated Supplemental Executive Retirement Plan, as amended (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).



------------------------------------
       + Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

                     10.10+ Form of Deferred Compensation Agreement under the
                            Pre- Tax Incentive Program (Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                     10.11 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     10.12 Agreement of Lease dated May 13, 1986 between Morgan Stanley & Co. Incorporated and Forest City Pierrepont Associates, as amended (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).

                     10.13 Agreement of Sublease between McGraw Hill, Inc. and Morgan Stanley & Co. Incorporated, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     10.14 Lease dated January 22, 1993 between Rock-McGraw, Inc. and Morgan Stanley & Co. Incorporated (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).


----------------------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*      Filed herewith.

                     10.15 Agreement of Lease dated February 10, 1995 among Canary Wharf Limited, Morgan Stanley UK Group and the Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

                     11*    Statement Re: Computation of Earnings Per Share.

                     12* Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                     13* The following portions of the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

                            13.1   "Quarterly Results" (page 76).

                            13.2 "Selected Financial Data" (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") (Inner Cover).

                            13.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 26 to 42).

                            13.4 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon (pages 43 to
                                   76).

                     21*    Subsidiaries of the Company.

                     23.1*  Consent of Ernst & Young.

                     23.2* Consent of Ernst & Young with respect to the Financial Statements for the fiscal year ended December 31, 1995 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

                     24     Powers of Attorney (included on signature page).

                     27*    Financial Data Schedule.

                     99* Financial Statements for the fiscal year ended December 31, 1995 for the Morgan Stanley U.K. Group Profit Sharing Scheme.




--------------------
*     Filed herewith.

(b) A Current Report on 8-K, dated September 26, 1995, was filed with the Securities and Exchange Commission in connection with the announcement of the Company's financial results for the period ended August 31, 1995 and the declaration of a quarterly cash dividend.

              A Current Report on 8-K, dated October 18, 1995, was filed with the Securities and Exchange Commission to file a Capital Unit Agreement dated October 18, 1995 among the Company, Morgan Stanley Finance Plc ("MS Plc") and Chemical Bank as Agent and Book Entry Unit Depositary, and the holders from time to time of the 8.20% Capital Units, each consisting of (i) an 8.20% Subordinated Debenture of MS Plc due November 30, 2015 in the principal amount of $25.00 guaranteed by the Company and (ii) a related Purchase Contract issued by the Company requiring the holder, at the Company's option after November 30, 1996, to purchase one Depositary Share representing ownership of 1/8 interest in a share of the Company's 8.20% Cumulative Preferred Stock, stated value $200 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1996.

                                        MORGAN STANLEY GROUP INC.

                                        By/s/ Richard B. Fisher
                                          --------------------------------------
                                              Richard B. Fisher
                                              Chairman of the Board of Directors

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th of February, 1996.

     Signature                                           Title
     ---------                                           -----

/s/ Richard B. Fisher                          Chairman, Managing Director
----------------------------                   and Director
(Richard B. Fisher)

/s/ John J. Mack                               President, Managing Director
----------------------------                   and Director
(John J. Mack)

/s/ Barton M. Biggs                            Managing Director and Director
----------------------------
(Barton M. Biggs)

/s/ Peter F. Karches                           Managing Director and Director
----------------------------
(Peter F. Karches)

/s/ Sir David A. Walker                        Managing Director and Director
----------------------------
(Sir David A. Walker)

     Signature                                         Title
     ---------                                         -----

/s/ Philip N. Duff                             Chief Financial Officer and
----------------------------                   Managing Director
(Philip N. Duff)

/s/ Eileen K. Murray                           Chief Accounting Officer
----------------------------                   and Controller
(Eileen K. Murray)

/s/ Daniel B. Burke                            Director
----------------------------
(Daniel B. Burke)

/s/ S. Parker Gilbert                          Director
----------------------------
(S. Parker Gilbert)

/s/ Allen E. Murray                            Director
----------------------------
(Allen E. Murray)

/s/ Paul J. Rizzo                              Director
----------------------------
(Paul J. Rizzo)

                            MORGAN STANLEY GROUP INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS (14)(a)(1) AND (14)(a)(2)

                                                                                                  PAGE
                                                                                                  ----
FINANCIAL STATEMENTS                                                          FORM 10-K                     ANNUAL REPORT
--------------------                                                          ---------                     -------------
Report of Independent Auditors                                                                                       43

Consolidated Statement of Financial                                                                                  44
  Condition at November 30, 1995
  and January 31, 1995

Consolidated Statement of Income for                                                                                 46
  the Fiscal Period Ended November 30, 1995
  and the Fiscal Years Ended January 31, 1995
  and January 31, 1994

Consolidated Statement of Cash Flows                                                                                 47
  for the Fiscal Period Ended November 30, 1995
  and the Fiscal Years Ended January 31, 1995
  and January 31, 1994

Consolidated Statement of Changes                                                                                    48
  in Stockholders' Equity for the
  Fiscal Period Ended November 30, 1995
  and the Fiscal Years Ended January 31,
  1995 and January 31, 1994

Notes to Consolidated Financial                                                                                      50
  Statements

FINANCIAL STATEMENT SCHEDULES

Schedule I - Condensed Financial                                                 F-2 - F-5
  Information of Registrant Morgan
  Stanley Group Inc. (Parent Company
  Only) - Condensed Financial Statements
  for the Fiscal Period Ended November 30, 1995
  and the Fiscal Years Ended January 31, 1995
  and January 31, 1994

                                                                    SCHEDULE I

                            MORGAN STANLEY GROUP INC.
                              (PARENT COMPANY ONLY)

                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                     NOVEMBER 30, 1995 AND JANUARY 31, 1995

                   (Dollars in thousands, except share data)

                                                                                  November 30,            January 31,
                                                                                          1995                   1995
                                                                                  ------------           ------------
ASSETS:
Cash and interest-bearing equivalents                                              $    57,994           $    78,304
Financial instruments owned                                                            543,073               587,906
Advances to subsidiaries                                                            26,201,837            19,090,690
Investment in subsidiaries, at equity                                                4,871,122             4,310,812
Other assets                                                                           589,155               232,372
                                                                                   ------------          -----------
Total assets                                                                       $32,263,181           $24,300,084
                                                                                   ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Short-term borrowings                                                              $10,173,519           $ 7,298,237
Payables to subsidiaries                                                             8,037,076             4,517,882
Other liabilities and accrued expenses                                                 590,534               316,281
Long-term borrowings                                                                 8,287,688             7,612,838
                                                                                   ------------          ------------
                                                                                    27,088,817            19,745,238
                                                                                   ------------          -----------

Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                                     817,523               818,667
   Common stock, $1.00 par value; authorized 300,000,000 shares;
     issued 162,838,920 shares at November 30, 1995 and
     159,548,556 shares at January 31, 1995*                                           162,839               159,548
   Paid-in capital*                                                                    730,356               626,712
   Retained earnings                                                                 3,815,224             3,338,028
   Cumulative translation adjustments                                                   (8,984)              (10,099)
                                                                                   ------------          ------------
        Subtotal                                                                     5,516,958             4,932,856

   Less:
        Note receivable related to sale of preferred stock to ESOP                      88,559                99,624
        Common stock held in treasury, at cost
           (7,635,174 shares at November 30, 1995
           and 8,954,990 shares at January 31, 1995)*                                  254,035               278,386
                                                                                   ------------          -----------
         Total stockholders' equity                                                  5,174,364             4,554,846
                                                                                   ------------          -----------
Total liabilities and stockholders' equity                                         $32,263,181           $24,300,084
                                                                                   ============          ===========


* All amounts have been retroactively adjusted to give effect for a two-for-one stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 1996.

See Notes to Condensed Financial Statements.

                                                                    SCHEDULE I

                            MORGAN STANLEY GROUP INC.
                              (PARENT COMPANY ONLY)

                          CONDENSED STATEMENT OF INCOME
    FOR THE FISCAL PERIOD ENDED NOVEMBER 30, 1995, AND THE FISCAL YEARS ENDED
                      JANUARY 31, 1995 AND JANUARY 31, 1994

                  (Dollars in thousands, except share data)

                                                        Fiscal Period Ended    Fiscal Year Ended    Fiscal Year Ended
REVENUES:                                                      November 30,          January 31,          January 31,
                                                                       1995                 1995                 1994
                                                        -------------------    -----------------    -----------------
Interest and dividends                                       $    1,490,239      $     1,312,628      $       773,222
Principal transactions                                               22,090               11,875              (47,274)
Fiduciary fees                                                       15,137               12,683               15,105
Other                                                                   370                  (93)                 242
                                                             --------------      ---------------      ---------------
    Total revenues                                                1,527,836            1,337,093              741,295

Interest expense                                                  1,540,677            1,263,495              761,543

Expenses excluding interest                                           8,231               10,312               17,064
                                                             --------------      ---------------      ---------------

(Loss) income before income tax (benefit) provision
    and equity in earnings of subsidiaries                          (21,072)              63,286              (37,312)

Income tax (benefit) provision                                      (17,544)              29,296              (14,056)
                                                             --------------      ---------------      ---------------
(Loss) income before equity in earnings of subsidiaries              (3,528)              33,990              (23,256)
Equity in earnings of subsidiaries, net of tax                      603,665              360,884              809,308
                                                             --------------      ---------------      ---------------

Net income                                                   $      600,137      $       394,874      $       786,052
                                                             ==============      ===============      ===============

Preferred stock dividend requirements                        $       54,155      $        64,723      $        55,489
                                                             ==============      ===============      ===============

Earnings applicable to common shares (1)                     $      545,982      $       330,151      $       730,563
                                                             ==============      ===============      ===============

Average common and common equivalent
    shares outstanding (1) (2)                                  156,912,678          157,793,216          152,416,576
                                                             ==============      ===============      ===============

Primary earnings per share (2)                               $         3.48      $          2.09      $          4.80
                                                             ==============      ===============      ===============

Fully diluted earnings per share (2)                         $         3.33      $          2.02      $          4.58
                                                             ==============      ===============      ===============


(1) Amounts shown are used to calculate primary earnings per share.

(2) All amounts have been retroactively adjusted to give effect for a two-for-one stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 1996.

See Notes to Condensed Financial Statements.

                                                                    SCHEDULE I

                          MORGAN STANLEY GROUP INC.
                            (PARENT COMPANY ONLY)

                      CONDENSED STATEMENT OF CASH FLOWS
  FOR THE FISCAL PERIOD ENDED NOVEMBER 30, 1995, AND THE FISCAL YEARS ENDED
                    JANUARY 31, 1995 AND JANUARY 31, 1994

                            (Dollars in thousands)

                                                                        Fiscal Period Ended   Fiscal Year Ended  Fiscal Year Ended
                                                                               November 30,         January 31,        January 31,
                                                                                       1995                1995               1994
                                                                        -------------------   -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                $      600,137      $      394,874     $      786,052
   Adjustments to reconcile net income to net cash
      used for operating activities:
        Non-cash charges (credits) included in net income:
           Deferred income taxes                                                     (9,966)             19,747             (7,902)
           Compensation payable in common or preferred stock                        165,420             116,481            407,573
           Equity in subsidiaries' earnings, net of dividends                       818,544              79,878           (514,019)
        (Increase) decrease in assets:
           Financial instruments owned                                               44,833              48,955            244,359
           Investment in and advances to subsidiaries, at equity                 (8,490,001)         (5,700,470)        (5,755,573)
           Other assets                                                            (380,582)           (110,979)           (59,855)
        Increase (decrease) in liabilities:
           Payables to subsidiaries                                               3,519,194           3,885,791            137,174
           Other liabilities and accrued expenses, net of deferred
             taxes                                                                  280,467            (139,983)            42,551
                                                                             --------------      --------------     --------------

   Net cash used for operating activities                                        (3,451,954)         (1,405,706)        (4,719,640)

   Cash flows from financing activities:
      Net proceeds from short-term borrowings                                     2,875,282             822,433          2,143,962
      Proceeds from:
        Issuance of preferred stock                                                       -                   -            194,436
        Issuance of common stock                                                     78,513              20,477             27,196
        Issuance of long-term borrowings                                          1,899,417           2,153,858          3,444,793
      Payments for:
        Repurchase of common stock                                                 (103,126)           (287,123)          (245,444)
        Repayments of long-term borrowings                                       (1,195,501)         (1,201,955)          (636,160)
        Cash dividends                                                             (122,941)           (151,297)          (133,974)
                                                                             --------------      --------------     --------------

   Net cash provided by financing activities                                      3,431,644           1,356,393          4,794,809
                                                                             --------------      --------------     --------------

   Net (decrease) increase in cash and interest-bearing equivalents                 (20,310)            (49,313)            75,169

   Cash and interest-bearing equivalents, at beginning of year                       78,304             127,617             52,448
                                                                             --------------      --------------     --------------
   Cash and interest-bearing equivalents, at end of year                     $       57,994      $       78,304     $      127,617
                                                                             ==============      ==============     ==============


See Notes to Condensed Financial Statements.

                                                                   SCHEDULE I

                            MORGAN STANLEY GROUP INC.
                              (PARENT COMPANY ONLY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   General

     The condensed financial statements of Morgan Stanley Group Inc. (the "Company") should be read in conjunction with the consolidated financial statements of Morgan Stanley Group Inc. and Subsidiaries and the notes thereto. Certain amounts in the condensed financial statements for prior years have been reclassified to conform with fiscal 1995 presentation.

2.   Transactions with subsidiaries

     The Company has transactions with its subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of its subsidiaries.

3.   Change in Fiscal Year-End

     On February 28, 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. This change became effective for the fiscal period ended November 30, 1995, and accordingly this report includes the results for the 10-month period from February 1, 1995 through November 30, 1995 ("fiscal 1995"), as well as those for the fiscal years ended January 31, 1995 and January 31, 1994 ("fiscal 1994" and "fiscal 1993", respectively).

                                EXHIBIT INDEX
                                -------------


                   EXHIBIT
                     NO.                     DESCRIPTION
                   -------                   -----------

                     3.1* Restated Certificate of Incorporation of the Company, as amended to date.

                     3.2 By-Laws of the Company, as amended to date (Annual Report on Form 10-k for the fiscal year ended January 31, 1995).

                     4.1 Restated Certificate of Incorporation of the Company, as amended to date (see Exhibit 3.1).

                     4.2 Stockholders' Agreement dated February 14, 1986, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.3* Form of Consent and Amendment dated as of January 31, 1996 between the Company and certain signatories to the Stockholders' Agreement referred to in
                            Exhibit 4.2.

                     4.4 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.5 First Supplemental Subordinated Indenture dated as of May 15, 1991 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).

                     4.6 Senior Indenture dated as of April 15, 1989 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.7 First Supplemental Senior Indenture dated as of May 15, 1991 between the Company and Chemical Bank, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.8 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and

-----------------------
*    Filed herewith.

                                EXHIBIT INDEX
                                -------------

                   EXHIBIT
                      NO.                        DESCRIPTION
                   -------                       -----------

                     4.9 Voting Agreement dated March 5, 1991 among the Company, State Street Bank and Trust Company and Other Persons Signing Similar Voting Agreements (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                     4.10 Instruments defining the Rights of Security Holders, Including Indentures - In addition to Exhibits 4.1 through 4.9 herein, pursuant to paragraph
                            (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                    10.1+ Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.2+ Form of Agreement under the Morgan Stanley Group Inc. Officers' and Select Earners' Plan (Annual on Form 10-K for the fiscal year ended January 31,
                            1993).

                    10.3+ Morgan Stanley & Co. Incorporated Excess Benefit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).

                    10.4+ Morgan Stanley & Co. Incorporated Supplemental Executive Retirement Plan, as amended (Annual Report on Form 10-K for the fiscal year ended January 31,
                            1993).

                    10.5+ Morgan Stanley Group Inc. 1986 Stock Option Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                    10.6+ Morgan Stanley Group Inc. Performance Unit Plan, as amended and restated to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).


------------------------------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                EXHIBIT INDEX
                                -------------

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------

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

 10.10+         Form of Deferred Compensation Agreement under the
                Pre- Tax Incentive Program (Annual Report on Form
                10-K for the fiscal year ended January 31, 1994).

 10.11          Trust Agreement dated March 5, 1991 between the
                Company and State Street Bank and Trust Company
                (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.12 Agreement of Lease dated May 13, 1986 between Morgan Stanley & Co. Incorporated and Forest City
                Pierrepont Associates, as amended (Annual Report on Form 10-K for the fiscal year ended January 31,
                1993).

 10.13 Agreement of Sublease between McGraw Hill, Inc. and Morgan Stanley & Co. Incorporated, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.14          Lease dated January 22, 1993 between Rock-McGraw,
                Inc. and Morgan Stanley & Co. Incorporated (Annual Report on Form 10-K for the fiscal year ended
                January 31, 1993).

 10.15          Agreement of Lease dated February 10, 1995 among
                Canary Wharf Limited, Morgan Stanley UK Group and the Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

 11*            Statement Re: Computation of Earnings Per Share.

----------------------------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*      Filed herewith.

                                EXHIBIT INDEX
                                -------------

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------

  12*           Statement Re: Computation of Ratio of Earnings to
                Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

  13* The following portions of the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

  13.1          "Quarterly Results" (page 76).

  13.2 "Selected Financial Data" (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") (Inner Cover).

  13.3          "Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations" (pages 26 to 42).

  13.4          Consolidated Financial Statements of the
                Company and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon (pages 43 to
                76).

  21*           Subsidiaries of the Company.

  23.1*         Consent of Ernst & Young.

  23.2* Consent of Ernst & Young with respect to the Financial Statements for the fiscal year ended
                December 31, 1995 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

  24            Powers of Attorney (included on signature page).

  27*           Financial Data Schedule.

  99*           Financial Statements for the fiscal year ended
                December 31, 1995 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

--------------------
*     Filed herewith.