Form 10-K405/A
period 1995-11-30
MORGAN STANLEY GROUP INC /DE/
filed 1996-03-07
CIK 789625

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Morgan Stanley Group Inc. 1995 Annual Report to
         Stockholders -- Incorporated in part in Form 10-K, Parts I, II and IV.

     (2) Morgan Stanley Group Inc. Proxy Statement for its 1996 Annual Meeting of Stockholders -- Incorporated in part in Form 10-K, Parts I and III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE:

         On February 26, 1996, Morgan Stanley Group Inc. (the "Company") filed an Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (the "Form 10-K") electronically pursuant to the Commission's Electronic Data Gathering, Analysis, and Retrieval System ("EDGAR"). The Form 10-K included as an exhibit the Selected Financial Data of the Company ("Exhibit 13.2"). Such Selected Financial Data (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") was incorporated by reference in the Form 10-K.

         This amendment has been filed in accordance with Rule 103 of Regulation S-T under the Securities Act of 1933 solely to make minor technical revisions to the electronic version of the Form 10-K filed pursuant to EDGAR. By this amendment footnote references have been inserted in the first column of Exhibit
13.2 after the following items: "Earnings applicable to common shares"; "Total capital"; "Long-term borrowings"; and "Average common and equivalent shares". These footnote references were not included in the electronic version of the Form 10-K filed with the Commission but were included in the paper copies of the Company's Annual Report to Stockholders for fiscal 1995 submitted to the Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 1996.


                                         MORGAN STANLEY GROUP INC.

                                         By: /s/ Patricia A. Kurtz
                                             ---------------------
                                             Patricia A. Kurtz
                                             Assistant Secretary

EXHIBIT INDEX

Exhibit No.        Description
----------         -----------
EX-13.2            Selected Financial Data