Form 10-Q
period 1996-02-29
MORGAN STANLEY GROUP INC /DE/
filed 1996-04-12
CIK 789625

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended February 29, 1996
                                        -----------------
Commission file number 1-9085
                       ------

                           MORGAN STANLEY GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                 Delaware                              13-2838811
      -------------------------------              -------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)




     1585 Broadway, New York, New York                       10036
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)




  Registrant's telephone number, including area code:    (212) 761-4000
                                                         --------------

             ------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No /  /

         As of March 31, 1996, there were 152,937,649 shares of Common Stock, $1 par value, outstanding.

                               TABLE OF CONTENTS


Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statement of Financial Condition at February 29, 1996 (Unaudited) and November 30, 1995.

             Condensed Consolidated Statement of Income (Unaudited) for the Three Months Ended February 29, 1996 and January 31, 1995.

             Condensed Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended February 29, 1996 and January 31, 1995.

             Notes to Condensed Consolidated Financial Statements (Unaudited)

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K


             Signatures

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                           MORGAN STANLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 (IN MILLIONS)

Assets

                                                                 February 29,
                                                                    1996             November 30,
                                                                 (Unaudited)             1995
                                                                 ------------        ------------
Cash and interest-bearing equivalents                            $     2,866          $   2,471

Cash and securities deposited with clearing
  organizations or segregated under federal
  and other regulations (securities at market
  value of $1,167 at February 29, 1996 and $859
  at November 30, 1995)                                                1,755              1,339

Financial instruments owned:
  U.S. government and agency securities                               10,465             12,480
  Other sovereign government obligations                              13,618             13,792
  Corporate and other debt                                            10,998             10,690
  Corporate equities                                                  15,262             13,185
  Derivative contracts                                                 7,909              8,043
  Physical commodities                                                   441                410

Securities purchased under agreements to resell                       56,967             45,886

Securities borrowed                                                   30,303             27,069

Receivables:
  Customers                                                            6,217              3,413
  Brokers, dealers and clearing organizations                          4,548              1,475
  Interest and dividends                                               1,053              1,082
  Fees and other                                                         641                506

Property, equipment and leasehold improvements,
  at cost, net of accumulated depreciation and
  amortization of $501 at February 29, 1996 and $462
  at November 30, 1995                                                 1,300              1,286

Other assets                                                           1,063                626
                                                                -------------        -----------
Total assets                                                     $   165,406          $ 143,753
                                                                =============        ===========



           See Notes to Condensed Consolidated Financial Statements.

                          MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      (IN MILLIONS, EXCEPT SHARE DATA)

Liabilities and Stockholders' Equity
- ------------------------------------
                                                            February 29,
                                                               1996            November 30,
                                                            (Unaudited)            1995
                                                          --------------      -------------
Short-term borrowings                                       $   12,931          $   11,703

Financial instruments sold, not yet purchased:
   U.S. government and agency securities                         8,756               6,459
   Other sovereign government obligations                        8,291               8,972
   Corporate and other debt                                      1,116               1,076
   Corporate equities                                            7,962               3,585
   Derivative contracts                                          6,526               7,537
   Physical commodities                                             20                  71

Securities sold under agreements to repurchase                  75,088              60,738

Securities loaned                                                8,023               9,340

Payables:
   Customers                                                    13,609              13,818
   Brokers, dealers and clearing organizations                   2,114               1,974
   Interest and dividends                                          951               1,019
   Other liabilities and accrued expenses                          865                 595
Accrued compensation and benefits                                  840               1,192
Long-term borrowings                                            12,292               9,635
                                                          --------------      -------------
                                                               159,384             137,714
                                                          --------------      -------------
Capital Units                                                      865                 865
                                                          --------------      -------------
Commitments and contingencies

Stockholders' equity:

   Preferred stock                                                 817                 818
   Common stock, $1.00 par value; authorized
      300,000,000 shares; issued  164,389,850
      shares at February 29, 1996 and 162,838,920
      shares at November 30, 1995                                  164                 163
   Paid-in capital                                                 645                 730
   Retained earnings                                             4,039               3,815
   Cumulative translation adjustments                              (10)                 (9)
                                                          --------------      -------------
      Subtotal                                                   5,655               5,517

   Less:
      Note receivable related to sale of
         preferred stock to ESOP                                    87                  89
      Common stock held in treasury, at cost
         (10,558,016 shares at February 29, 1996 and
         7,635,174 shares at November 30, 1995)                    411                 254
                                                          --------------      -------------
            Total stockholders' equity                           5,157               5,174
                                                          --------------      -------------

Total liabilities and stockholders' equity                  $  165,406          $  143,753
                                                          ==============      =============



           See Notes to Condensded Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                     Three Months Ended
                                                              February 29,       January 31,
                                                                 1996               1995
                                                              ------------       ------------
Revenues:
   Investment banking                                         $       399        $       258
   Principal transactions:
      Trading                                                         704                249
      Investments                                                      (7)                24
   Commissions                                                        154                114
   Interest and dividends                                           1,933              1,606
   Asset management and administration                                122                 85
   Other                                                                3                  1
                                                              ------------       ------------

      Total revenues                                                3,308              2,337
   Interest expense                                                 1,859              1,547
                                                              ------------       ------------

      Net revenues                                                  1,449                790
                                                              ------------       ------------

Expenses excluding interest:
   Compensation and benefits                                          705                373
   Occupancy and equipment                                             86                 82
   Brokerage, clearing and exchange
      fees                                                             66                 57
   Communications                                                      33                 34
   Business development                                                37                 44
   Professional services                                               42                 43
   Other                                                               40                 40
   Relocation charge                                                    -                 59
                                                              ------------       ------------

      Total expenses excluding
         interest                                                   1,009                732
                                                              ------------       ------------

Income before income taxes                                            440                 58
Provision for income taxes                                            167                 19
                                                              ------------       ------------

Net income                                                    $       273        $        39
                                                              ============       ============

Earnings applicable to common shares (1)                      $       257        $        23
                                                              ============       ============

Average common and common equivalent
   shares outstanding (1)                                     156,549,243        155,068,008
                                                              ============       ============

Primary earnings per share                                    $      1.64        $      0.15
                                                              ============       ============

Fully diluted earnings per share                              $      1.57        $      0.15
                                                              ============       ============


(1) Amounts shown are used to calculate primary earnings per share.


           See Notes to Condensded Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                            Three Months Ended
                                                                        February 29,    January 31,
                                                                            1996           1995
                                                                        ------------    -----------
Cash flows from operating activities:
   Net income                                                            $   273        $    39
   Adjustments to reconcile net income
      to net cash used for operating activities:
         Non-cash charges included in net income                              42             84
         Changes in assets and liabilities:
         Cash and securities deposited with
            clearing organizations or segregated
            under federal and other regulations                             (416)          (869)
         Financial instruments owned, net of
            financial instruments sold, not yet
            purchased                                                      4,878         (3,619)
         Securities borrowed, net of securities
            loaned                                                        (4,551)          (253)
         Receivables and other assets                                     (6,074)        (1,078)
         Payables and other liabilities                                     (239)        (2,477)
                                                                         --------       --------
   Net cash used for operating activities                                 (6,087)        (8,173)

   Cash flows from investing activities:
      Net payments for:
         Property, equipment and leasehold
            improvements                                                     (47)          (101)
                                                                         --------       --------
   Net cash used for investing activities                                    (47)          (101)

   Cash flows from financing activities:
      Net proceeds related to short-term borrowings                        1,213          3,279
      Securities sold under agreements to
         repurchase, net of securities
         purchased under agreements to resell                              3,269          4,828
      Proceeds from:
         Issuance of common stock                                             39              6
         Issuance of long-term borrowings                                  2,814            206
      Payments for:
         Purchase of Miller Anderson & Sherrerd, LLP, net
            of cash acquired                                                (200)            --
         Repurchases of common stock                                        (350)           (44)
         Repayments of long-term borrowings                                 (207)          (420)
      Cash dividends                                                         (49)           (37)
                                                                         --------       --------
   Net cash provided by financing activities                               6,529          7,818
                                                                         --------       --------

   Net increase (decrease) in cash and interest-bearing equivalents          395           (456)
   Cash and interest-bearing equivalents, at
      beginning of period                                                  2,471          2,966
                                                                         --------       --------
   Cash and interest-bearing equivalents, at
      end of period                                                      $ 2,866        $ 2,510
                                                                         ========       ========




           See Notes to Condensded Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

Supplemental disclosure of non-cash financing activities:

In connection with the Company's acquisition of Miller Anderson & Sherrerd, LLP, the Company issued approximately $66 million of notes payable, as well as 2,012,264 shares of common stock having a fair value on the date of acquisition, January 3, 1996, of approximately $83 million.

                           MORGAN STANLEY GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

On February 28, 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. The change became effective for the fiscal period ended November 30, 1995, and, accordingly, this report includes the results for the first quarter ended February 29, 1996. As a result of this change, the fourth quarter of fiscal 1994, which ended on January 31, 1995, is the comparable quarterly period.

The information furnished in this quarterly report has been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in connection with the Annual Report on Form 10-K for the fiscal period ended November 30, 1995 (file no. 1-9085)("Form 10-K"). The nature of the business of Morgan Stanley Group Inc. and its domestic and foreign subsidiaries (collectively, the "Company") is such that the results of any interim period may not be indicative of the results for the full year. Prior period financial statements have been reclassified, where appropriate, to conform to the fiscal 1996 presentation.

Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest revenue and expense arising from financial instruments used in trading activities are reflected in the Condensed Consolidated Statement of Income as interest income or expense. The fair values of the trading positions generally are based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivatives contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying Condensed Consolidated Statement of Financial Condition on a net-by-counterparty basis consistent with Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". Reverse repurchase and repurchase agreements are presented net-by-counterparty where net presentation is consistent with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

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

Included in the Company's Condensed Consolidated Statement of Financial Condition at February 29, 1996 and November 30, 1995 are $865 million of Capital Units issued by the Company and Morgan Stanley Finance plc., a U.K. subsidiary ("MS plc"). A Capital Unit consists of (a) a Subordinated Debenture of MS plc in the principal amount of $25 guaranteed by the Company and having maturities from 2013 to 2015, and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depository Share representing ownership of a 1/8 interest in the Company's Cumulative Preferred Stock.

Earnings per share is based on the weighted average number of common shares and share equivalents outstanding and gives effect to preferred stock dividend requirements. Common share data for all periods presented have been retroactively adjusted to reflect a two-for-one common stock split, effected in the form of a 100% stock dividend, declared on January 4, 1996 and payable on January 26, 1996 to holders of record on January 16, 1996.

2.       Long-Term Borrowings

Long-term borrowings at February 29, 1996 scheduled to mature within one year aggregate $2,398 million.

During the three month period ended February 29, 1996, the Company issued senior notes and subordinated debt aggregating $2,884 million, including non-U.S. dollar currency notes aggregating $451 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes at February 29, 1996 was 5.2%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate of these notes for the fiscal years ending November 30 are as follows: 1998, $1,173 million; 1999, $1,312 million; 2001, $330 million; and thereafter, $69 million. As of February 29, 1996, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the aforementioned registration statements) was approximately $21.5 billion.

From March 1, 1996 to March 31, 1996, additional senior notes aggregating $874 million were issued primarily pursuant to the Company's public debt shelf registration statements. These notes have maturities from 1997 to 2011.

3.       Derivative Contracts and Other Commitments and Contingencies

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in its trading activities and in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these financial instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year; swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Derivative Financial Instruments", and Note 5 to the Consolidated Financial Statements, included in the Form 10-K.

These derivative instruments involve varying degrees of off-balance sheet market risk. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the Condensed Consolidated Statement of Financial Condition, which, as described in Note 1, are recorded at fair value, representing the cost of replacing those instruments.

The Company's exposure to credit risk with respect to these derivative instruments at any point in time is represented by the fair value of the contracts reported as assets. These amounts are presented on a net-by-counterparty basis consistent with FASB Interpretation No. 39, but are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

The credit quality of the Company's trading-related derivatives at February 29, 1996 and November 30, 1995 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

February 29, 1996
- ---------------------------------------------------------------------------------------------
                                                                    Collater-
                                                                    alized    Other
                                                                    Non-      Non-
                                                                    Invest-   Invest-
                                                                    ment      ment
(Dollars in millions)       AAA       AA        A         BBB       Grade     Grade     Total
- ---------------------------------------------------------------------------------------------
Interest rate
   and currency
   swaps and options
   (including caps,
   floors and swap
   options)                $  545    $1,368    $  937      $411      $  -      $188     3,449
Foreign exchange
   forward contracts
   and options                568       634       457        53         -        13     1,725
Mortgage-backed
   securities forward
   contracts, swaps
   and options                 40        59       124        13         -        15       251
Other fixed income
   securities contracts
   (including options)         14        28        16        33         -         8        99
Equity securities
   contracts
   (including equity
   swaps, warrants
   and options)               656       144       288       122       273        10     1,493
Commodity forwards,
   options and swaps          104       227       188       196         -       177       892
                           -------   -------   -------     -----     -----     -----   -------
Total                      $1,927    $2,460    $2,010      $828      $273      $411    $7,909
                           =======   =======   =======     =====     =====     =====   =======
Percent of total               24%       31%       25%       11%        4%        5%      100%
                           =======   =======   =======     =====     =====     =====   =======

November 30, 1995
- ---------------------------------------------------------------------------------------------
                                                                   Collater-
                                                                   alized   Other
                                                                   Non-     Non-
                                                                   Invest-  Invest-
                                                                   ment     ment
(Dollars in millions)          AAA       AA         A     BBB      Grade    Grade       Total
- ---------------------------------------------------------------------------------------------
Interest rate
   and currency
   swaps and options
   (including caps,
   floors and swap
   options)                  $  660    $1,269    $1,148     $535     $ 88     $141    $3,841
Foreign exchange
   forward contracts
   and options                  548       531       674       83        -       27     1,863
Mortgage-backed
   securities forward
   contracts, swaps
   and options                   23        31        36        7       12       14       123
Other fixed income
   securities contracts
   (including options)           25        33        33       42        -        4       137
Equity securities
   contracts
   (including equity
   swaps, warrants
   and options)                 612        98       232      143      178      159     1,422
Commodity forwards,
   options and swaps            103       129       152      126        -      147       657
                             -------   -------   -------    -----    -----    -----   -------
Total                        $1,971    $2,091    $2,275     $936     $278     $492    $8,043
                             =======   =======   =======    =====    =====    =====   =======
Percent of total                 25%       26%       28%      12%       3%       6%      100%
                             =======   =======   =======    =====    =====    =====   =======

A substantial portion of the Company's securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its merchant banking and other principal investment activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk created in its businesses through a variety of separate but complementary financial, position and credit exposure reporting systems, including the use of trading limits based in part upon the Company's review of the financial condition and credit ratings of its counterparties.

See also "Business -- Risk Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" in the Form 10-K for discussions of the Company's risk management policies and procedures.

The Company had approximately $2.5 billion of letters of credit outstanding at February 29, 1996 to satisfy various collateral requirements.

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

4.       Preferred Stock

Preferred stock is composed of the following issues. Each issue of preferred stock ranks in parity with all other preferred stock.


                              Shares Outstanding at            Balance at
                            -------------------------   -------------------------
                            February 29, November 30,   February 29, November 30,
                                1996         1995           1996         1995
                            ------------ ------------   ------------ ------------
                                                               (in millions)
ESOP Convertible
  Preferred Stock,
  liquidation preference
  $35.88                      3,745,901    3,758,133        $   134      $   135

9.36% Cumulative
  Preferred Stock,
  stated value $25            5,500,000    5,500,000            138          138

7-3/8% Cumulative
  Preferred Stock,
  stated value $200           1,000,000    1,000,000            200          200

8.88% Cumulative
  Preferred Stock,
  stated value $200             975,000      975,000            195          195

8-3/4% Cumulative
  Preferred Stock,
  stated value $200             750,000      750,000            150          150
                                                            -------      -------
Total                                                       $   817      $   818
                                                            =======      =======


5.       Stockholders' Equity

Morgan Stanley & Co. Incorporated ("MS & Co.") is a registered broker-dealer and a registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements with aggregate net capital, as defined, totaling $824 million at February 29, 1996, which exceeded the amount required by $588 million. Morgan Stanley & Co. International Limited ("MSIL"), a London-based broker-dealer subsidiary, is subject to capital requirements of the Securities and Futures Authority, and Morgan Stanley Japan Limited ("MSJL"), a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their applicable local capital adequacy requirements.

6.       Miller Anderson & Sherrerd, LLP ("MAS")

During the first quarter of fiscal 1996, the Company completed its acquisition of MAS, a Philadelphia-based investment manager, for approximately $350 million. The goodwill associated with this transaction is being amortized on a straight-line basis over 25 years. The Company's first quarter fiscal 1996 results include the results of MAS since January 3, 1996, the date of acquisition.

Item 2.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS *

Results of Operations

The Company's business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products, the volatility and liquidity of trading markets, and the level of market activity. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a national and international nature, including economic and market conditions; the availability of capital; the level and volatility of interest rates; currency values and other market indices; the availability of credit; inflation; and legislative and regulatory developments, as well as the size, number and timing of transactions or assignments (including realization of returns from the Company's principal and merchant banking investments). In addition, such factors also may have an impact on the Company's ability to achieve its strategic objectives, including (without limitation) profitable global expansion. The Company's results of operations also may be materially affected by competitive factors, including new entrants into the Company's traditional business activities and its ability to attract and retain highly skilled individuals and by the ability to cost-effectively develop and maintain the technology necessary to support its trading, clearing and risk management systems.

The favorable market conditions which developed during 1995 continued throughout the first quarter of fiscal 1996 and resulted in record levels of net revenues and earnings for the Company. Continued expectations of lower interest rates, positive corporate earnings and a stable level of inflation, as well as record levels of cash inflows from mutual funds into the markets, resulted in higher customer trading volumes and increased market volatility in the equity, bond and commodities markets. The Company's performance in the first quarter of fiscal 1996 reflected the balanced mix of its global businesses coupled with these favorable market conditions. All three of the Company's core businesses - investment banking, asset management and sales and trading - generated higher profits than the comparable prior year period.

The Company continued to focus on global expansion and cost-containment initiatives during the first quarter of fiscal 1996. In January 1996, the Company completed its purchase of Miller Anderson & Sherrerd, LLP ("MAS"), an institutional investment management firm, consistent with the Company's long-term strategic goal of expanding recurring fee-based businesses. The Company's financial results for the remainder of fiscal 1996 will reflect whether the favorable market conditions referred to above continue to exist as well as the effectiveness of the Company's cost-control initiatives, resource allocations and risk management processes.




- -------------------
* Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the risks and uncertainties set forth herein and in the Company's Annual Report on Form 10-K for the fiscal period ended November 30, 1995 (Part I, Item 1 and Part II, Item 7).

For a description of the Company's business, including its trading in cash instruments and derivative products, its merchant banking and other principal investment activities, and its high-yield underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see Part I, Item I, of the Company's Annual Report on Form 10-K for the fiscal period ended November 30, 1995 ("Form 10-K").

In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30, effective for the fiscal period ended November 30, 1995. The discussion which follows compares the results of operations for the three months ended February 29, 1996 to the fourth quarter of fiscal 1994 (November 1, 1994 to January 31, 1995).

Three Months Ended February 29, 1996 Compared with Three Months Ended January 31, 1995 (Amounts for the three months ended January 31, 1995 are given in parentheses).

Revenues net of interest expense (net revenues) were $1,449 million ($790 million) and net income totaled $273 million ($39 million), primarily reflecting record levels of principal transaction trading revenues and increased investment banking revenues, partially offset by higher incentive-based compensation.

Investment banking revenues increased to $399 million ($258 million) reflecting among other things strong results from fixed income underwriting activity. Low treasury yields continued to attract issuers to the capital markets, particularly in longer-term maturities as issuers sought to lock into low debt service levels. Revenues from high yield activity increased, benefiting from higher levels of activity within the telecommunications sector following the passage of a major reform bill in Congress. Revenues from merger, acquisition and restructuring activities remained strong as transaction volumes continued at high levels. Equity underwriting revenues increased as compared to the fourth quarter of fiscal 1994, including an increase in convertible financing activity. Primary revenues generated from fixed income derivative products also increased, resulting from the overall higher level of underwriting volume for structured products.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $932 million ($422 million). Principal transaction revenues from trading activities, including derivatives, were $704 million ($249 million) representing the highest quarterly level of trading revenue achieved by the Company. Equity trading revenues were substantially higher, driven by strong secondary revenues across all business product lines. Equity cash products were positively affected by record levels of cash inflows into equity-related mutual funds, which resulted in increased trading volumes and customer demand, and equity derivatives benefited from increased market volatility in the equity markets, particularly in the United States. Fixed income trading revenues from both cash and derivative products were also substantially higher, benefiting from a favorable market environment as interest rates continued to decline in the United States and much of Europe and volatile conditions persisted in the global markets. Revenues from the Company's global emerging markets activities produced substantially higher results as more favorable economic conditions prevailed throughout the quarter, particularly in Latin America and Eastern Europe. Revenues from commodities trading rose significantly, benefiting from increased volatility in natural gas and energy products as a result of severe winter weather conditions and reduced inventory levels. Foreign exchange trading revenues also increased, largely due to higher market volatility in the major currencies.

Principal transaction investment losses aggregating $7 million ($24 million gain) were recognized in the first quarter of fiscal 1996, primarily in connection with the writedown of certain merchant banking equity securities, partially offset by certain real estate investment gains.

Commission revenues increased to $154 million ($114 million), principally reflecting heightened customer demand for equity cash products and increased trading volumes in the global markets for over-the-counter and listed equity securities, particularly in the United States and the Far East.

Net interest and dividend revenues increased to $74 million ($59 million). Interest and dividend revenues rose to $1,933 million ($1,606 million), and interest and dividend expense increased to $1,859 million ($1,547 million), principally reflecting growth in interest-bearing assets and liabilities. Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

Asset management and administration revenues, which include fees for asset management and non-interest revenues earned from correspondent clearing and custody services, increased to $122 million ($85 million), primarily reflecting contributions from MAS as well as increased revenues from international equity and emerging market funds management. Revenues from MAS have been included in the Company's consolidated results of operations since January 3, 1996, the date of acquisition. Customer assets under management increased to $93 billion ($49 billion), including $36 billion associated with the acquisition of MAS as well as continued inflows of new assets and appreciation in the value of existing customer portfolios. Customer assets under administration increased to $121 billion ($90 billion), primarily reflecting additional assets placed under custody with the Company, as well as appreciation in the value of customer portfolios.

Total expenses excluding interest increased to $1,009 million ($732 million). Within that total, compensation and benefits expense increased $332 million to $705 million ($373 million), principally reflecting increased levels of incentive compensation based on record levels of revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees and fiscal 1994's $59 million relocation charge, decreased $5 million to $238 million. Brokerage, clearing and exchange fees increased $9 million to $66 million, reflecting increased securities volumes, particularly in the U.S. and Europe. Occupancy and equipment expenses increased $4 million, primarily related to increased costs associated with the Company's move to 1585 Broadway, as well as occupancy costs of MAS. Business development expenses decreased $7 million, reflecting lower travel and entertainment, conferences, and advertising costs as the cost control initiatives implemented at the end of fiscal 1994 continued to favorably impact discretionary spending.

Liquidity and Capital Resources

The Company's total assets increased from $143.8 billion at November 30, 1995 to $165.4 billion at February 29, 1996, reflecting growth in resale agreements and receivable balances from broker-dealers and customers, primarily attributable to higher transaction volumes during the quarter. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. Balance sheet leverage ratios are often reviewed by counterparties and creditors in order to evaluate a securities firm's overall financial risk. Details of ending assets, month-end average assets and leverage ratios for the three months ended February 29, 1996 and for fiscal 1995 are as follows:

                                                              Average
                                                           Assets for
                                                            the Three                        Average
                                                               Months                         Assets
                                            Assets at           Ended     Assets at              for
                                         February 29,    February 29,  November 30,           Fiscal
(Dollars in Millions)                            1996            1996          1995             1995
- ------------------------------------     ------------    ------------  ------------      -----------
Cash, deposits and receivables             $  17,080    $      14,253    $   10,286      $    12,690
Financial instruments owned                   58,693           63,181        58,600           52,387
Securities purchased under
    agreements to resell and
    securities borrowed                       87,270           82,825        72,955           66,539
Property, equipment and
    leasehold improvements
    and other assets                           2,363            2,199         1,912            1,725
                                           ----------   --------------   -----------     ------------
    Total assets                           $ 165,406    $     162,458    $  143,753      $   133,341
                                           ==========   ==============   ===========     ============
Leverage ratios:
    Total assets/equity                        32.1x            31.9x         27.8x            27.8x
    Net assets (1)/equity                      21.0x            21.3x         18.9x            18.6x


(1) Net assets represent total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.

The Company's Finance and Risk Committee, which includes senior officers from each of the major capital commitment areas, among other things, establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company, and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure the stability of the Company's funding base and provide adequate financing sources over a wide range of potential credit ratings and market environments.

The Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, may in the future expand or contract its capital base to address the changing needs of its businesses. The Company returns internally generated equity capital which is in excess of the needs of its businesses through common stock repurchases and dividends.

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

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost of such financing is generally dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions. The Company's short-term and long-term senior debt ratings as of February 29, 1996 are as follows:


Agency                                   Short-Term Rating         Long-Term Rating
- --------------------------------         -----------------         ----------------
Moody's Investors Service                               P1                       A1
Standard & Poor's                                      A1+                       A+
IBCA                                                   A1+                      AA-
Thomson BankWatch                                     TBW1                       AA
Dominion Bond Rating Service (1)               R1 (Middle)                      n/a

(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.



As the Company continues its global expansion and as revenues are increasingly derived from various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in a number of different currencies because weakness in any particular currency is often offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

During the three month period ended February 29, 1996, the Company issued senior notes and subordinated debt aggregating $2,884 million, including non-U.S. dollar currency notes aggregating $451 million. These notes have maturities from 1997 to 2011 and a weighted average coupon interest rate of 5.2%. As of February 29, 1996, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $21.5 billion.

Between March 1, 1996 and March 31, 1996, additional senior notes aggregating $874 million were issued. These notes have maturities from 1997 to 2011.

The Company maintains a senior revolving credit facility with a group of banks. Under the terms of the credit agreement, the banks are committed to provide up to $2.5 billion for up to 364 days. Any loans outstanding on the commitment termination date will mature on the first anniversary of the commitment termination date. As of February 29, 1996 the Company had $500 million outstanding under this facility.

The Company also maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), the Company's U.S. broker-dealer subsidiary, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations. As part of this facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.25 billion for up to 364 days. Any loans outstanding on the commitment termination date will mature on the first anniversary of the commitment termination date.

In December, 1995, the Company established a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements. Such banks are committed to provide up to an aggregate of $1.25 billion available in twelve major currencies for up to 364 days. Any amounts outstanding on the commitment termination date may, at MSIL's option, be extended to mature on or before the first anniversary of the commitment termination date.

There were no borrowings outstanding under either of the two foregoing secured bank facilities at February 29, 1996; however, the Company anticipates utilizing these facilities for short-term funding from time to time.

During the three month period ended February 29, 1996, the Company repurchased approximately eight million shares of its common stock at an aggregate cost of approximately $350 million. On March 27, 1996, the Board of Directors authorized the purchase, in the open market or otherwise, subject to market conditions and certain other factors, of an additional $150 million of the Company's common stock. Common stock repurchases between March 1, 1996 and March 31, 1996 aggregated $47 million; the unused portion of the Company's stock repurchase authorization at such date was approximately $366 million.

Certain assets of the Company, such as real property, equipment, leasehold improvements, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, and certain high-yield debt securities, emerging market debt and collateralized mortgage obligations and mortgage-related loan products, are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly and indirectly through funds managed by the Company) in privately or publicly held companies. As of February 29, 1996, the aggregate carrying value of the Company's equity investments (including direct investments and partnership interests) in privately held companies was $114 million, and its aggregate investment in publicly held companies was $283 million.

In its capacity as an underwriter of and a market-maker in mortgage-backed securities, collateralized mortgage obligations and related instruments, and a market-maker in commercial, residential and real estate loan products, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of such financial instruments traded in markets currently experiencing lower levels of liquidity approximated $1,078 million at February 29, 1996.

In addition, at February 29, 1996, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,196 million (a substantial portion of which was subordinated debt) with not more than 4%, 16% and 5% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities that may subject the Company to increased credit and liquidity risks. Subsequent to February 29, 1996, the Company had one loan of $160 million outstanding in connection with the Company's high-yield underwriting activities.

In the first quarter of fiscal 1996, the Company formed Morgan Stanley Bridge Fund, LLC ("MSBF"), a bridge facility with $600 million in aggregate investment capacity (including $150 million available from the Company), that will provide financing, consisting primarily of subordinated loans or debt financing, to clients that require commitments on a timely basis, generally in connection with strategic and financial acquisitions, leveraged buyouts, recapitalizations and other special situations. Such financing will generally be provided in connection with the Company's investment banking and merchant banking activities.

At February 29, 1996, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $7.9 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its exposure to derivative products through various means, which include monitoring the creditworthiness of counterparties and credit limits on an ongoing basis; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         The following developments have occurred with respect to certain matters previously reported in the Form 10-K.

         State of West Virginia v Morgan Stanley & Co. Incorporated. On February 26, 1996, the judge designated to consider the recusal motion issued a report recommending that the motion be denied. On March 1, 1996, Morgan Stanley moved for leave to file objections to the report.

         Hedged-Investments Litigation. In connection with the action captioned Bruce W. Higley, D.D.S., M.S., P.A. Defined Benefit Annuity Plan v Donahue, et al., on February 22, 1996, the Colorado Court of Appeals reversed the denial of the motion to intervene, but affirmed the orders of the trial court approving the settlement and the final plan of allocation.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 Exhibit 11       -  Statement Re: Computation of Earnings per
                                     Share.

                 Exhibit 12       -  Statement Re: Computation of Ratio
                                     of Earnings to Fixed Charges and Preferred
                                     Stock Dividends.

                 Exhibit 27       -  Financial Data Schedule.

         (b)     Reports on Form 8-K

                 1.       Form 8-K dated January 4, 1996, Items 5 and 7.
                 2.       Form 8-K dated January 12, 1996, Item 7 only.
                 3.       Form 8-K dated January 30, 1996, Item 7 only.
                 4.       Form 8-K dated February 9, 1996, Item 7 only.

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



                                           MORGAN STANLEY GROUP INC.
                                           -------------------------
                                                   Registrant


Date:  April 12, 1996             /s/  Eileen K. Murray
                                  --------------------------------
                                  Eileen K. Murray
                                  Chief Accounting Officer
                                  and Controller



Date:  April 12, 1996             /s/  Jonathan M. Clark
                                  ---------------------------------
                                  Jonathan M. Clark
                                  General Counsel and Secretary

                              EXHIBIT INDEX


                Exhibit No.             Description
                ----------              ------------

                 Exhibit 11       -  Statement Re:  Computation of
                                     Earnings per Share.

                 Exhibit 12       -  Statement Re:  Computation of Ratio
                                     of Earnings to Fixed Charges and Preferred
                                     Stock Dividends.

                 Exhibit 27       -  Financial Data Schedule.