Form 10-Q
period 1996-05-31
MORGAN STANLEY GROUP INC /DE/
filed 1996-07-12
CIK 789625

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended May 31, 1996

Commission file number 1-9085


                            MORGAN STANLEY GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                                13-2838811
- ------------------------------------------------------     ---------------------
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                 Identification No.)

           1585 Broadway, New York, New York                      10036
- ------------------------------------------------------     ---------------------
        (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code:      (212) 761-4000
                                                           ---------------------


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

Yes (X) No ( )

         As of June 30, 1996, there were 151,824,982 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statement of Financial Condition at May 31, 1996 (Unaudited) and November 30, 1995.

           Condensed Consolidated Statement of Income (Unaudited) for the Three and Six Months Ended May 31, 1996 and May 31, 1995.

           Condensed Consolidated Statement of Cash Flows
           (Unaudited) for the Six Months Ended May 31, 1996 and
           May 31, 1995.

           Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

           Signatures

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (IN MILLIONS)

ASSETS

                                                          May 31,
                                                           1996         November 30,
                                                        (Unaudited)         1995
                                                        -----------     ------------

Cash and interest-bearing equivalents                     $  3,742        $  2,471

Cash and securities deposited with clearing
     organizations or segregated under federal
     and other regulations (securities at market
     value of $1,901 at May 31, 1996 and $859
     at November 30, 1995)                                   2,279           1,339

Financial instruments owned:
     U.S. government and agency securities                  10,547          12,480
     Other sovereign government obligations                 14,536          13,792
     Corporate and other debt                               11,523          10,690
     Corporate equities                                     13,024          13,185
     Derivative contracts                                    8,277           8,043
     Physical commodities                                      372             410

Securities purchased under agreements to resell             61,326          45,886

Securities borrowed                                         37,821          27,069

Receivables:
     Customers                                               5,807           3,413
     Brokers, dealers and clearing organizations             1,351           1,475
     Interest and dividends                                    997           1,082
     Fees and other                                            729             506

Property, equipment and leasehold improvements, at
     cost, net of accumulated depreciation and
     amortization of $543 at May 31, 1996 and $462
     at November 30, 1995                                    1,289           1,286

Other assets                                                 1,107             626
                                                          --------        --------

Total assets                                              $174,727        $143,753
                                                          ========        ========


           See Notes to Condensed Consolidated Financial Statements.      Page 3

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                        (IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          May 31,
                                                           1996           November 30,
                                                        (Unaudited)           1995
                                                        -----------       ------------

Short-term borrowings                                    $  15,168         $  11,703

Financial instruments sold, not yet purchased:
   U.S. government and agency securities                     8,606             6,459
   Other sovereign government obligations                    9,365             8,972
   Corporate and other debt                                  1,019             1,076
   Corporate equities                                        9,273             3,585
   Derivative contracts                                      6,902             7,537
   Physical commodities                                         53                71

Securities sold under agreements to repurchase              75,442            60,738

Securities loaned                                            9,119             9,340

Payables:
   Customers                                                14,795            13,818
   Brokers, dealers and clearing organizations               2,506             1,974
   Interest and dividends                                    1,053             1,019
   Other liabilities and accrued expenses                    1,304               595
Accrued compensation and benefits                            1,309             1,192
Long-term borrowings                                        12,631             9,635
                                                         ---------         ---------
                                                           168,545           137,714
                                                         ---------         ---------
Capital Units                                                  865               865
                                                         ---------         ---------
Commitments and contingencies

Stockholders' equity:

   Preferred stock                                             817               818
   Common stock, $1.00 par value; authorized
       600,000,000 shares; issued 165,476,289
       shares at May 31, 1996 and 162,838,920
       shares at November 30, 1995                             165               163
   Paid-in capital                                             672               730
   Retained earnings                                         4,296             3,815
   Cumulative translation adjustments                          (16)               (9)
                                                         ---------         ---------
       Subtotal                                              5,934             5,517

   Less:
       Note receivable related to sale of
           preferred stock to ESOP                              87                89
       Common stock held in treasury, at cost
           (13,000,468 shares at May 31, 1996 and
           7,635,174 shares at November 30, 1995)              530               254
                                                         ---------         ---------
                Total stockholders' equity                   5,317             5,174
                                                         ---------         ---------

Total liabilities and stockholders' equity               $ 174,727         $ 143,753
                                                         =========         =========

           See Notes to Condensed Consolidated Financial Statements.      Page 4

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                           Three Months Ended                   Six Months Ended
                                                        May 31,           May 31,           May 31,           May 31,
                                                         1996              1995              1996              1995
                                                    -------------     -------------      -------------     -------------
       Revenues:
          Investment banking                        $         542     $         273      $         941     $         516
          Principal transactions:
             Trading                                          565               438              1,269               637
             Investments                                       38                (6)                31                13
          Commissions                                         159               131                313               242
          Interest and dividends                            1,946             1,742              3,879             3,602
          Asset management and administration                 143                88                265               179
          Other                                                --                 1                  3                 3
                                                    -------------     -------------      -------------     -------------

             Total revenues                                 3,393             2,667              6,701             5,192
          Interest expense                                  1,865             1,656              3,724             3,388
                                                    -------------     -------------      -------------     -------------

             Net revenues                                   1,528             1,011              2,977             1,804
                                                    -------------     -------------      -------------     -------------

       Expenses excluding interest:
          Compensation and benefits                           750               475              1,455               841
          Occupancy and equipment                              86                80                172               163
          Brokerage, clearing and exchange
                 fees                                          68                66                134               121
          Communications                                       34                34                 67                68
          Business development                                 42                34                 79                77
          Professional services                                53                40                 95                84
          Other                                                39                31                 79                68
          Relocation charge                                    --                --                 --                59
                                                    -------------     -------------      -------------     -------------

             Total expenses excluding
                interest                                    1,072               760              2,081             1,481
                                                    -------------     -------------      -------------     -------------

       Income before income taxes                             456               251                896               323
       Provision for income taxes                             155                85                322               110
                                                    -------------     -------------      -------------     -------------

       Net income                                   $         301     $         166      $         574     $         213
                                                    =============     =============      =============     =============

       Earnings applicable to common shares (1)     $         284     $         150      $         541     $         181
                                                    =============     =============      =============     =============

       Average common and common equivalent
           shares outstanding (1)(2)                  155,143,633       157,595,614        155,652,016       155,513,120
                                                    =============     =============      =============     =============

       Primary earnings per share (2)               $        1.83     $        0.95      $        3.48     $        1.17
                                                    =============     =============      =============     =============

       Fully diluted earnings per share (2)         $        1.75     $        0.91      $        3.32     $        1.11
                                                    =============     =============      =============     =============

(1) Amounts shown are used to calculate primary earnings per share.
(2) 1995 share and per share amounts have been retroactively adjusted to give effect for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective in January, 1996.


           See Notes to Condensed Consolidated Financial Statements.      Page 5

                            MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                Six Months Ended
                                                                            May 31,          May 31,
                                                                             1996             1995
                                                                           --------         --------
Cash flows from operating activities:
   Net income                                                              $    574         $    213
   Adjustments to reconcile net income
       to net cash used for operating activities:
           Relocation Charge                                                     --               59
           Non-cash charges included in net income                               77              216
           Changes in assets and liabilities:
           Cash and securities deposited with
               clearing organizations or segregated
               under federal and other regulations                             (940)             624
           Financial instruments owned, net of
               financial instruments sold, not yet
               purchased                                                      7,839              319
           Securities borrowed, net of securities
               loaned                                                       (10,973)           1,959
           Receivables and other assets                                      (2,592)            (696)
           Payables and other liabilities                                     2,335           (2,744)
                                                                           --------         --------
   Net cash used for operating activities                                    (3,680)             (50)

   Cash flows from investing activities:
       Net payments for:
           Property, equipment and leasehold
               improvements                                                     (76)            (236)
                                                                           --------         --------
   Net cash used for investing activities                                       (76)            (236)

   Cash flows from financing activities:
       Net proceeds related to short-term borrowings                          3,451            2,802
       Securities sold under agreements to
           repurchase, net of securities
           purchased under agreements to resell                                (737)          (2,271)
       Proceeds from:
           Issuance of common stock                                              66               17
           Issuance of long-term borrowings                                   4,406              991
           Issuance of Capital Units                                             --              144
       Payments for:
           Purchase of Miller Anderson & Sherrerd, LLP, net
               of cash acquired                                                (200)              --
           Repurchases of common stock                                         (465)            (110)
           Repayments of long-term borrowings                                (1,409)            (818)
       Cash dividends                                                           (85)             (56)
                                                                           --------         --------
   Net cash provided by financing activities                                  5,027              699
                                                                           --------         --------

   Net increase in cash and interest-bearing equivalents                      1,271              413
   Cash and interest-bearing equivalents, at
       beginning of period                                                    2,471            2,135
                                                                           --------         --------
   Cash and interest-bearing equivalents, at
       end of period                                                       $  3,742         $  2,548
                                                                           ========         ========


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

                            MORGAN STANLEY GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     On February 28, 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. The change became effective for the fiscal period ended November 30, 1995, and, accordingly, this report includes the results for the second quarter and six months ended May 31, 1996. As a result of this change, the comparable six month period of the prior year includes the final two months of fiscal 1994 (December 1994 and January 1995) and the first four months of fiscal 1995.

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

     Included in the Company's Condensed Consolidated Statement of Financial Condition at May 31, 1996 and November 30, 1995 are $865 million of Capital Units issued by the Company and Morgan Stanley Finance plc., a U.K. subsidiary ("MS plc"). A Capital Unit consists of (a) a Subordinated Debenture of MS plc in the principal amount of $25 guaranteed by the Company and having maturities from 2013 to 2015, and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depository Share representing ownership of a 1/8 interest in the Company's Cumulative Preferred Stock.

     Earnings per share is based on the weighted average number of common shares and share equivalents outstanding and gives effect to preferred stock dividend requirements. Common share data for fiscal 1995 have been retroactively adjusted to reflect a two-for-one common stock split, effected in the form of a 100% stock dividend, declared on January 4, 1996 and payable on January 26, 1996 to holders of record on January 16, 1996.

     On April 3, 1996, the Company's stockholders approved an increase in the number of authorized shares of common stock from 300,000,000 to 600,000,000.

2.   Long-Term Borrowings

     Long-term borrowings at May 31, 1996 scheduled to mature within one year aggregate $2,175 million.

     During the six month period ended May 31, 1996, the Company issued senior notes aggregating $4,481 million, including non-U.S. dollar currency notes aggregating $780 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes at May 31, 1996 was 5.2%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate of these notes for the fiscal years ending November 30 are as follows: 1998, $1,342 million; 1999, $1,423 million; 2000, $84 million;
     2001, $1,333 million; and thereafter, $299 million. As of May 31, 1996, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the aforementioned registration statements) was approximately $24.2 billion.

     From June 1, 1996 to June 30, 1996, additional senior notes aggregating $602 million were issued primarily pursuant to the Company's public debt shelf registration statements. These notes have maturities from 1997 to 2011.

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

     The credit quality of the Company's trading-related derivatives at May 31, 1996 and November 30, 1995 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

May 31, 1996

- -----------------------------------------------------------------------------------------------------------------------
                                                                                       Collater-
                                                                                       alized        Other
                                                                                       Non-          Non-
                                                                                       Invest-       Invest-
                                                                                       ment          ment
(Dollars in millions)           AAA           AA            A             BBB          Grade         Grade        Total
- -----------------------------------------------------------------------------------------------------------------------
Interest rate
   and currency
   swaps and options
   (including caps,
   floors and swap
   options)                   $  606        $1,088        $1,227        $  409        $   21        $  116        $3,467
Foreign exchange
   forward contracts
   and options                   555           687           407            41          --              33         1,723
Mortgage-backed
   securities forward
   contracts, swaps
   and options                    55            41           132            10          --              10           248
Other fixed income
   securities contracts
   (including options)            17            10            17            22          --              14            80
Equity securities
   contracts
   (including equity
   swaps, warrants
   and options)                  540           232           295           131           221            13         1,432
Commodity forwards,
   options and swaps             196           227           265           235          --             404         1,327
                              ------        ------        ------        ------        ------        ------        ------
Total                         $1,969        $2,285        $2,343        $  848        $  242        $  590        $8,277
                              ======        ======        ======        ======        ======        ======        ======

Percent of total                  24%           28%           28%           10%            3%            7%          100%
                              ======        ======        ======        ======        ======        ======        ======

November 30, 1995

- -----------------------------------------------------------------------------------------------------------------------
                                                                                       Collater-
                                                                                       alized        Other
                                                                                       Non-          Non-
                                                                                       Invest-       Invest-
                                                                                       ment          ment
(Dollars in millions)           AAA           AA            A             BBB          Grade         Grade        Total
- -----------------------------------------------------------------------------------------------------------------------
Interest rate
   and currency
   swaps and options
   (including caps,
   floors and swap
   options)                   $  660        $1,269        $1,148        $  535        $   88        $  141        $3,841
Foreign exchange
   forward contracts
   and options                   548           531           674            83          --              27         1,863
Mortgage-backed
   securities forward
   contracts, swaps
   and options                    23            31            36             7            12            14           123
Other fixed income
   securities contracts
   (including options)            25            33            33            42          --               4           137
Equity securities
   contracts
   (including equity
   swaps, warrants
   and options)                  612            98           232           143           178           159         1,422
Commodity forwards,
   options and swaps             103           129           152           126          --             147           657
                              ------        ------        ------        ------        ------        ------        ------
Total                         $1,971        $2,091        $2,275        $  936        $  278        $  492        $8,043
                              ======        ======        ======        ======        ======        ======        ======

Percent of total                  25%           26%           28%           12%            3%            6%          100%
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

The Company had approximately $3.8 billion of letters of credit outstanding at May 31, 1996 to satisfy various collateral requirements.

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

4.       Preferred Stock

Preferred stock is composed of the following issues. Each issue of preferred stock ranks in parity with all other preferred stock.

                                                Shares Outstanding at                     Balance at
                                              -------          --------            -------          --------
                                              May 31,          November            May 31,          November
                                                                 30,                                  30,
                                                1996             1995               1996              1995
                                              -------          --------            -------          --------
                                                                                         (in millions)
         ESOP Convertible
           Preferred Stock,
           liquidation
           preference
           $35.88                               3,727,448        3,758,133             $134             $135

         9.36% Cumulative
           Preferred Stock,
           stated value $25                     5,500,000        5,500,000              138              138

         7-3/8% Cumulative
           Preferred Stock,
           stated value $200                    1,000,000        1,000,000              200              200

         8.88% Cumulative
           Preferred Stock,
           stated value $200                      975,000          975,000              195              195

         8-3/4% Cumulative
           Preferred Stock,
           stated value $200                      750,000          750,000              150              150
                                                                                       ----             ----

Total                                                                                  $817             $818
                                                                                       ====             ====




On May 23, 1996, the Company announced that it had called for redemption, on June 24, 1996, all 5,500,000 shares of its 9.36% Cumulative Preferred Stock at a redemption price of $25.156 per share, which reflects the stated value of $25 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, June 24, 1996.

5.       Stockholders' Equity

Morgan Stanley & Co. Incorporated ("MS & Co.") is a registered broker-dealer and a registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements with aggregate net capital, as defined, totaling $942 million at May 31, 1996, which exceeded the amount required by $747 million. Morgan Stanley & Co. International Limited ("MSIL"), a London-based broker-dealer subsidiary, is subject to capital requirements of the Securities and Futures Authority, and Morgan Stanley Japan Limited ("MSJL"), a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

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

6.       Miller Anderson & Sherrerd, LLP ("MAS")

During the first quarter of fiscal 1996, the Company completed its acquisition of MAS, a Philadelphia-based investment manager, for approximately $350 million. The goodwill associated with this transaction is being amortized on a straight-line basis over 25 years. The Company's results for the six months ended May 31, 1996 include the results of MAS since January 3, 1996, the date of acquisition.

7.       Van Kampen/American Capital, Inc.

The Company announced on June 24, 1996 that it had signed a definitive agreement to purchase VK/AC Holdings, Inc. ("VK/AC"), the parent of Van Kampen/American Capital, Inc. ("Van Kampen"), for $745 million. Van Kampen is the fourth largest non-proprietary mutual fund provider in the United States with more than $57 billion in assets under management or supervision. The consideration for the purchase of the equity of VK/AC will consist of cash and $25 million of preferred securities exchangeable into common stock of the Company. As of May 31, 1996, VK/AC had long-term debt outstanding of approximately $430 million. The acquisition is expected to close by November 30, 1996 and is subject to customary closing conditions. The acquisition will be accounted for as a purchase.

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

The Company's financial results for the second quarter of fiscal 1996 surpassed the record levels of net revenues and earnings attained during the first quarter of 1996, benefiting from continued favorable market and economic conditions, including noninflationary growth, high levels of cash inflows into mutual funds and stable interest rates. Buoyed by a strong market for initial public offerings, high levels of merger, acquisition and restructuring transactions and increased investor activity, the Company's core businesses - investment banking, asset management and sales and trading - generated higher profits than the comparable prior year period.

The possibility of renewed inflationary fears and higher interest rates in the U.S. and weak growth and higher unemployment in Western Europe may lead to less favorable market conditions in the future. The Company's financial results for the remainder of fiscal 1996 will reflect whether favorable market and economic conditions continue to exist, as well as the effectiveness of the Company's efforts to manage costs and risk management processes.


- --------
* Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the risks and uncertainties set forth herein and in the Company's Annual Report on Form 10-K for the fiscal period ended November 30, 1995 (Part I, Item 1 and Part II,
         Item 7).

Consistent with the Company's long-term strategic goal of expanding recurring fee-based revenues, the Company announced on June 24, 1996 that it had signed a definitive agreement to purchase VK/AC Holdings, Inc. ("VK/AC"), the parent of Van Kampen/American Capital, Inc. ("Van Kampen"), for $745 million. Van Kampen is the fourth largest non-proprietary mutual fund provider in the United States with more than $57 billion is assets under management or supervision. The consideration for the purchase of the equity of VK/AC will consist of cash and $25 million of preferred securities exchangeable into common stock of the Company. As of May 31, 1996, VK/AC had long-term debt outstanding of approximately $430 million. To the extent that operating cash flow between signing and closing permits paydown of such long-term debt, the purchase price of the equity will be increased, but in no circumstances will the sum of the equity purchase price and the remaining long-term debt exceed $1.175 billion. The acquisition is expected to close by November 30, 1996 and is subject to customary closing conditions. Including VK/AC and Miller Anderson & Sherrerd, LLP ("MAS"), an institutional investment management firm acquired by the Company in January 1996, the Company's asset management division will manage assets totaling approximately $160 billion on a pro forma basis.

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

In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30, effective for the fiscal period ended November 30, 1995. The discussion which follows compares the results of operations for the three and six months ended May 31, 1996 to the three and six months ended May 31, 1995. Due to the Company's change in fiscal year-end, the results for the six months ended May 31, 1995 includes the final two months of fiscal 1994 (December 1994 and January 1995) and the first four months of fiscal 1995.

Three Months Ended May 31, 1996 Compared with Three Months Ended May 31, 1995 (Amounts for the three months ended May 31, 1995 are given in parentheses).

Revenues net of interest expense (net revenues) were $1,528 million ($1,011 million) and net income totaled $301 million ($166 million), primarily reflecting record levels of investment banking revenues and increased principal transaction trading revenues, partially offset by higher incentive-based compensation.

Investment banking revenues increased to $542 million ($273 million), the highest quarterly level achieved by the Company. Revenues from merger, acquisition and restructuring activities increased significantly benefiting from increased transaction volumes coupled with the Company's strong global presence. Equity underwriting revenues increased significantly, resulting from a strong primary calendar in the U.S. and Europe. Fixed income revenues increased primarily reflecting higher levels of high yield issuance activity.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $805 million ($655 million). Principal transaction revenues from trading activities, including derivatives, were $565 million ($438 million). Equity trading revenues were substantially higher, driven by strong revenues across all business product lines. Equity cash products were positively affected as individuals continued to infuse money into mutual funds at a record level, and equity derivatives revenues increased due to heightened trading activities in these products and higher levels of volatility in the U.S. markets. Fixed income trading revenues were comparable to prior year levels, reflecting improved performance in agency mortgage-backed securities trading, offset by lower revenues from global high-yield activities reflecting a slight weakening in the global fixed income markets as well as a decreased interest in the secondary markets as compared to the new issue market. Revenues from commodities trading rose significantly, benefiting from increased volatility in refined energy products as a result of uncertainty over Iraq's reentry into the world crude oil markets and low inventory levels. Foreign exchange trading revenues decreased, largely due to lower market volatility in the major currencies.

Principal transaction investment gains aggregating $38 million ($6 million loss) were recognized in the second quarter of fiscal 1996, primarily in connection with increases in the carrying value of certain merchant banking investments.

Commission revenues increased to $159 million ($131 million), principally reflecting heightened customer demand for equity cash products resulting from a strong primary calendar, as well as increased cash inflows into the equity markets from institutional investors.

Net interest and dividend revenues decreased to $81 million ($86 million). Interest and dividend revenues rose to $1,946 million ($1,742 million), and interest and dividend expense increased to $1,865 million ($1,656 million), principally reflecting growth in interest-bearing assets and liabilities. Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

Asset management and administration revenues, which include fees for asset management and non-interest revenues earned from correspondent clearing and custody services, increased to $143 million ($88 million), primarily reflecting contributions from MAS. Revenues from international equity and emerging market products increased resulting from new products, inflows of client assets and market appreciation. Customer assets under management increased to $100 billion ($49 billion), including $36 billion associated with the acquisition of MAS as well as continued inflows of new assets and appreciation in the value of existing customer portfolios. Customer assets under administration increased to $130 billion ($104 billion), primarily reflecting appreciation in the value of customer portfolios, as well as additional assets placed under custody with the Company.

Total expenses excluding interest increased to $1,072 million ($760 million). Within that total, compensation and benefits expense increased $275 million to $750 million ($475 million), principally reflecting increased levels of incentive compensation based on record levels of revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $35 million to $254 million. Brokerage, clearing and exchange fees increased $2 million to $68 million, reflecting increased securities volumes, particularly in the U.S. and Europe. Occupancy and equipment expenses increased $6 million, primarily related to increased costs associated with the Company's move to 1585 Broadway, new leased office space in Tokyo and occupancy costs of MAS. Business development expenses increased $8 million, reflecting increased travel and entertainment and advertising costs as the Company developed new business and products. Professional services expenses increased $13 million reflecting increased consulting and executive recruitment costs associated with the Company's increased global business activities. Other expenses increased $8 million, partly attributable to the amortization of goodwill associated with the acquisition of MAS.

A portion of the increase in non-compensation expenses is due to significantly higher overall levels of business activity resulting from the favorable market conditions which enhanced the Company's earnings. Nevertheless, the Company continuously monitors these expenses in order to control the level of discretionary spending.

Six Months Ended May 31, 1996 Compared with Six Months Ended May 31, 1995 (Amounts for the six months ended May 31, 1995 are given in parentheses).

Revenues net of interest expense (net revenues) were $2,977 million ($1,804 million), and net income totaled $574 million ($213 million), reflecting increased revenues among all three of the Company's core businesses - investment banking, asset management and sales and trading - partially offset by higher incentive-based compensation.

Investment banking revenues increased to $941 million ($516 million) reflecting significantly higher levels of merger, acquisition and restructuring revenues as well as increased equity and debt underwriting revenues, resulting from a higher level of equity and debt financing activity as well as increased market share.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $1,737 million ($1,093 million). Principal transaction revenues from trading activities were $1,269 million ($637 million), reflecting substantially higher revenues from trading in equity and fixed income products, including derivative related products. Equity trading revenues were substantially higher, driven by strong revenues across all business product lines as increased trading volumes and customer demand positively impacted the markets. Fixed income trading revenues were also substantially higher, including improved trading revenues from emerging market and high-yield activities as economic conditions stabilized globally, including in Mexico and certain emerging markets. Commodities trading revenues also increased significantly, reflecting higher revenues from refined energy products. Revenues from foreign exchange trading decreased due to lower volatility in the markets for major currencies.

Principal transaction investment revenues aggregating $31 million ($13 million) were recognized during the six month period ended May 31, 1996, primarily reflecting revenues related to the increase in carrying value of certain of the Company's merchant banking investments.

Commission revenues increased to $313 million ($242 million), principally reflecting increased customer activity in the global markets for equity securities, including revenues related to a strong primary calendar in the U.S. and Europe.

Net interest and dividend revenues were $155 million ($214 million). Interest and dividend revenues rose to $3,879 million ($3,602 million) and interest expense increased to $3,724 million ($3,388 million). As noted in the quarter to quarter comparison of net interest, interest and dividend revenues and expense reflect principal trading strategies and should be viewed in the broader context of principal trading and investment banking results.

Asset management and administration revenues increased to $265 million ($179 million), primarily attributable to revenues associated with MAS, as well as increased revenues in international equity and emerging markets products and continued growth in customer assets under management and administration.

Total expenses excluding interest increased to $2,081 million ($1,481 million). Within that total, employee compensation and benefits expense increased to $1,455 million ($841 million), principally reflecting increased levels of incentive compensation based on higher revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees and fiscal 1994's $59 million relocation charge, increased to $492 million ($460 million). Brokerage, clearing and exchange fees increased $13 million, reflecting increased securities trading volumes. Professional services expenses increased $11 million, reflecting higher executive recruitment and consulting costs as a result of the increased level of overall business activity. Occupancy and equipment expense increased $9 million, reflecting increased costs associated with the Company's move to 1585 Broadway, new leased office space in Tokyo and the occupancy costs of MAS. Other expenses increased by $11 million primarily as a result of goodwill amortization associated with the acquisition of MAS, as well as the increase in the overall level of business activity.

Liquidity and Capital Resources

The Company's total assets increased from $143.8 billion at November 30, 1995 to $174.7 billion at May 31, 1996, primarily reflecting growth in resale agreements and securities borrowed. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. Balance sheet leverage ratios are often reviewed by counterparties and creditors in order to evaluate a securities firm's overall financial risk. Details of ending assets, month-end average assets and leverage ratios for the six months ended May 31, 1996 and for fiscal 1995 are as follows:

                                                                    Average
                                                                 Assets for
                                                                    the Six                                       Average
                                                                     Months                                        Assets
                                         Assets at                    Ended                Assets at                  for
                                           May 31,                  May 31,             November 30,               Fiscal
(Dollars in Millions)                        1996                     1996                     1995                 1995
- --------------------------------------------------------------------------------------------------------------------------
Cash, deposits and receivables             $ 14,905                 $ 15,065                   10,286               12,690
   Financial instruments owned               58,279                   60,241                   58,600               52,387
    Securities purchased under
      agreements to resell and
      securities borrowed                    99,147                   89,237                   72,955               66,539
Property, equipment and
      leasehold improvements
      and other assets                        2,396                    2,291                    1,912                1,725
                                           --------                 --------                 --------             --------
      Total assets                         $174,727                 $166,834                 $143,753             $133,341
                                           ========                 ========                 ========             ========
Leverage ratios:
      Total assets/equity                      32.9x                    32.2x                    27.8x                27.8x
      Net assets (1)/equity                    21.3x                    21.4x                    18.9x                18.6x


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

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost of such financing is generally dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions. The Company's short-term and long-term senior debt ratings as of May 31, 1996 are as follows:

Agency                                                                Short-Term Rating                      Long-Term Rating
- -------------------------------------------------       --------------------------------       -------------------------------
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

During the six month period ended May 31, 1996, the Company issued senior notes aggregating $4,481 million, including non-U.S. dollar currency notes aggregating $780 million. These notes have maturities from 1997 to 2011 and a weighted average coupon interest rate of 5.2%. As of May 31, 1996, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $24.2 billion. During the second quarter of fiscal 1996, the Company filed a shelf registration statement for the issuance of up to $4,286 million of debt securities, warrants to purchase debt securities, or preferred stock.

Between June 1, 1996 and June 30, 1996, additional senior notes aggregating $602 million were issued. These notes have maturities from 1997 to 2011.

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

There were no borrowings outstanding under any of the foregoing credit, collateral or committed financing facilities at May 31, 1996; however, the Company anticipates utilizing these facilities for short-term funding from time to time.

On May 23, 1996, the Company announced that it had called for redemption, on June 24, 1996, all 5,500,000 shares of its 9.36% Cumulative Preferred Stock at a redemption price of $25.156 per share, which reflects the stated value of $25 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, June 24, 1996.

During the six month period ended May 31, 1996, the Company repurchased approximately 11 million shares of its common stock at an aggregate cost of approximately $465 million. On March 27, 1996, the Board of Directors authorized the purchase, in the open market or otherwise, subject to market conditions and certain other factors, of an additional $150 million of the Company's common stock. Common stock repurchases between June 1, 1996 and June 30, 1996 aggregated $31 million; the unused portion of the Company's stock repurchase authorization at such date was approximately $267 million.

Certain assets of the Company, such as real property, equipment, leasehold improvements, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, and certain high-yield debt securities, emerging market debt and collateralized mortgage obligations and mortgage-related loan products, are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly and indirectly through funds managed by the Company) in privately or publicly held companies. As of May 31, 1996, the aggregate carrying value of the Company's equity investments (including direct investments and partnership interests) in privately held companies was $100 million, and its aggregate investment in publicly held companies was $305 million.

In its capacity as an underwriter of and a market-maker in mortgage-backed securities, collateralized mortgage obligations and related instruments, and a market-maker in commercial, residential and real estate loan products, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of such financial instruments traded in markets currently experiencing lower levels of liquidity approximated $824 million at May 31, 1996.

In addition, at May 31, 1996, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,372 million (a substantial portion of which was subordinated debt) with not more than 5%, 12% and 12% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities that may subject the Company to increased credit and liquidity risks. At May 31, 1996, no such loans were outstanding.

At May 31, 1996, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $8.3 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its exposure to derivative products through various means, which include monitoring the creditworthiness of counterparties and credit limits on an ongoing basis; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       (a) The following litigation was recently commenced against Morgan Stanley & Co. Incorporated.

       County of Orange and Moorlach v. Morgan Stanley & Co., Inc. On June 11, 1996, an adversary proceeding was commenced by Orange County and its Treasurer-Tax Collector against Morgan Stanley & Co. Incorporated ("Morgan Stanley") in the United States Bankruptcy Court for the Central District of California. The adversary proceeding is related to Orange County's Chapter 9 bankruptcy proceeding pending before the same court. The complaint asserts that Orange County, acting through its former Treasurer-Tax Collector, entered into various reverse repurchase agreements and other transactions with Morgan Stanley which were beyond the County's authority or ultra vires, and, therefore, void. The complaint also asserts that Morgan Stanley allowed Orange County to enter into unsuitable transactions. In addition, the complaint alleges that Morgan Stanley violated the automatic stay provisions of the Bankruptcy Code when it liquidated the County's collateral and closed out certain reverse repurchase transactions subsequent to the County's December 6, 1994 bankruptcy filing. The complaint asserts claims for ultra vires, setoff, equitable subordination, restitution, enforcement of the automatic stay, avoidance of post-petition transfers and negligence, and seeks compensatory damages in an unspecified amount, declaratory and injunctive relief, restitution, interest, various costs and attorneys' fees.

       (b) The following developments have occurred with respect to certain matters previously reported in the Form 10-K and/or the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996.

       State of West Virginia v. Morgan Stanley & Co. Incorporated. The recommendation in the February 26, 1996 report that the recusal motion be denied was subsequently adopted by the Supreme Court of Appeals. The retrial has been scheduled for December 2, 1996.

ITEM 2.  CHANGES IN SECURITIES.

       On May 23, 1996, the Company announced that it had called for redemption all 5,500,000 issued and outstanding shares of the Company's 9.36% Cumulative Preferred Stock. The shares were redeemed on June 24, 1996 at a price of $25.156 per share, reflecting the stated value of $25 per share together with an amount equal to all dividends accrued and accumulated and unpaid to, but excluding, June 24, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The annual meeting of stockholders of the Company was held on April 3, 1996. A Proxy Statement, dated February 26, 1996 (the "Proxy Statement"), was distributed by management pursuant to Regulation 14 of the Securities Exchange Act of 1934.

       The stockholders voted on proposals to (1) approve the election of directors, (2) approve the Company's 1995 Equity Incentive Compensation Plan ("EICP"), (3) amend the Restated Certificate of Incorporation to increase from 300,000,000 to 600,000,000 the total number of shares of Common Stock, par value $1.00 per share, which the Company will have authority to issue and (4) approve the ratification of the appointment of independent accountants. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement. In addition, the vote of the stockholders also resulted in the approval of the EICP, the approval of the amendment of the Restated Certificate of Incorporation and the ratification of the appointment of the independent accountants. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal is set forth below.

Election of Directors                                      % of                        % of                  % of
                                                           Votes        Against/      Votes                 Votes
Nominee:                                  For              Cast         Withheld       Cast      Abstain     Cast
- -----------------------------------------------------------------------------------------------------------------

  Richard B. Fisher                   142,158,542         99.320          972,998      .680        N/A
  John J. Mack                        142,025,077         99.227        1,106,463      .773        N/A
  Barton M. Biggs                     133,166,003         93.037        9,965,537     6.963        N/A
  Peter F. Karches                    142,043,588         99.240        1,087,952      .760        N/A
  Sir David A. Walker                 142,040,478         99.238        1,091,062      .762        N/A
  Robert P. Bauman                    142,149,720         99.314          981,820      .686        N/A
  Daniel B. Burke                     141,890,569         99.133        1,240,971      .867        N/A
  S. Parker Gilbert                   141,928,609         99.160        1,202,931      .840        N/A
  Allen E. Murray                     141,899,327         99.139        1,232,213      .861        N/A
  Paul J. Rizzo                       133,065,963         92.968       10,065,577     7.032        N/A


Approval of the 1995 Equity
Incentive Compensation Plan*           97,093,052         74.915       32,184,655     24.833     327,106     .252


Approval of an Amendment to the
Restated Certificate of
Incorporation:                        133,121,690         93.007        9,719,483      6.791      290,367     .203

Ratification of Independent
Auditors:                             142,635,842         99.654          221,514       .155      274,184     .192


* There was a total of 13,526,727 broker non-votes with respect to the proposal to approve the 1995 Equity Incentive Compensation Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               Exhibit 2       - Agreement and Plan of Merger, dated as
                                 of June 21, 1996, among VK/AC Holdings,
                                 Inc., Morgan Stanley Group Inc., MSAM
                                 Holdings II, Inc. and MSAM Acquisition Inc.

               Exhibit 4       - Restated Certificate of Incorporation of the
                                 Company, as amended to date.

               Exhibit 11      - Statement Re:  Computation of Earnings per
                                 Share.

               Exhibit 12      - Statement Re:  Computation of Ratio of Earnings
                                 to Fixed Charges and Preferred Stock Dividends.

               Exhibit 27      - Financial Data Schedule.

         (b)   Reports on Form 8-K

               1.    Form 8-K dated February 20, 1996, Item 7 only.**
               2.    Form 8-K dated February 20, 1996, Item 7 only.**
               3.    Form 8-K dated February 23, 1996, Item 7 only.**
               4.    Form 8-K dated February 28, 1996, Item 7 only.**
               5.    Form 8-K dated March 7, 1996, Item 7 only.
               6.    Form 8-K dated March 15, 1996, Item 7 only.
               7.    Form 8-K dated March 27, 1996, Items 5 and 7.
               8.    Form 8-K dated April 8, 1996, Item 7 only.
               9.    Form 8-K dated May 6, 1996, Items 5 and 7.
               10.   Form 8-K dated May 9, 1996, Item 7 only.
               11.   Form 8-K dated May 23, 1996, Items 5 and 7.
               12.   Form 8-K dated May 30, 1996, Item 7 only.



**   Filed with the Securities and Exchange Commission in March 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            MORGAN STANLEY GROUP INC.
                                   Registrant


Date:  July 12, 1996              /s/  Eileen K. Murray
                                  ---------------------
                                  Eileen K. Murray
                                  Treasurer and Chief Accounting Officer



Date: July 12, 1996               /s/  Jonathan M. Clark
                                  ----------------------
                                  Jonathan M. Clark
                                  General Counsel and Secretary

EXHIBIT INDEX
- -------------

               Exhibit 2       - Agreement and Plan of Merger, dated as
                                 of June 21, 1996, among VK/AC Holdings,
                                 Inc., Morgan Stanley Group Inc., MSAM
                                 Holdings II, Inc. and MSAM Acquisition Inc.

               Exhibit 4       - Restated Certificate of Incorporation of the
                                 Company, as amended to date.

               Exhibit 11      - Statement Re:  Computation of Earnings per
                                 Share.

               Exhibit 12      - Statement Re:  Computation of Ratio of Earnings
                                 to Fixed Charges and Preferred Stock Dividends.

               Exhibit 27      - Financial Data Schedule.