Form 10-Q
period 1996-08-31
MORGAN STANLEY GROUP INC /DE/
filed 1996-10-11
CIK 789625

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended August 31, 1996

Commission file number 1-9085


                            MORGAN STANLEY GROUP INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                  13-2838811
----------------------------------                -----------------------------
(State or other jurisdiction of                    (I.R.S.  Employer
 incorporation or organization)                    Identification No.)


   1585 Broadway, New York, New York                 10036
--------------------------------------------       --------
(Address of principal executive offices)           (Zip Code)


 Registrant's telephone number, including area code:        (212) 761-4000
                                                             -------------




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

         As of September 30, 1996, there were 152,428,788 shares of Common Stock, $1 par value, outstanding.

-------------------------------------------------------------------------------
                                TABLE OF CONTENTS
-------------------------------------------------------------------------------



PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Condensed Consolidated Statement of Financial Condition at August 31, 1996 (Unaudited) and November 30, 1995.

                   Condensed Consolidated Statement of Income (Unaudited) for the Three and Nine Months Ended August 31, 1996 and August 31, 1995.

                   Condensed Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended August 31, 1996 and August 31, 1995.

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

                   Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MORGAN STANLEY GROUP INC.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (IN MILLIONS)

ASSETS
                                                                                   August 31,
                                                                                     1996       November 30,
                                                                                  (Unaudited)       1995
                                                                                  -----------   -------------
Cash and interest-bearing equivalents                                              $  3,460       $  2,471

Cash and securities deposited with clearing organizations or segregated under federal and other regulations (securities at market value of $2,479 at
    August 31, 1996 and $859
    at November 30, 1995)                                                             2,758          1,339

Financial instruments owned:
    U.S. government and agency securities                                            10,232         12,480
    Other sovereign government obligations                                           13,598         13,792
    Corporate and other debt                                                         13,347         10,690
    Corporate equities                                                                9,352         13,185
    Derivative contracts                                                              8,245          8,043
    Physical commodities                                                                396            410

Securities purchased under agreements to resell                                      61,673         45,886

Securities borrowed                                                                  35,023         27,069

Receivables:
    Customers                                                                         5,087          3,413
    Brokers, dealers and clearing organizations                                       1,943          1,475
    Interest and dividends                                                            1,123          1,082
    Fees and other                                                                      586            506

Property, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $576 at August 31, 1996 and $462
    at November 30, 1995                                                              1,287          1,286

Other assets                                                                          1,116            626
                                                                                   --------       --------

Total assets                                                                       $169,226       $143,753
                                                                                   ========       ========


See Notes to Condensed Consolidated Financial Statements.                Page 3

                            Morgan Stanley Group Inc.
             Condensed Consolidated Statement of Financial Condition
                        (In millions, except share data)

Liabilities and Stockholders' Equity

                                                                                    August 31,
                                                                                       1996                  November 30,
                                                                                    (Unaudited)                  1995
                                                                                    ----------               ------------

Short-term borrowings                                                                 $ 11,581                  $ 11,703

Financial instruments sold, not yet purchased:
      U.S. government and agency securities                                             10,489                     6,459
      Other sovereign government obligations                                             6,417                     8,972
      Corporate and other debt                                                             933                     1,076
      Corporate equities                                                                 7,378                     3,585
      Derivative contracts                                                               6,733                     7,537
      Physical commodities                                                                  76                        71

Securities sold under agreements to repurchase                                          76,992                    60,738

Securities loaned                                                                        7,726                     9,340

Payables:
      Customers                                                                         15,486                    13,818
      Brokers, dealers and clearing organizations                                        1,429                     1,974
      Interest and dividends                                                             1,142                     1,019
      Other liabilities and accrued expenses                                               908                       595
Accrued compensation and benefits                                                        1,676                     1,192
Long-term borrowings                                                                    13,864                     9,635
                                                                                      --------                  --------
                                                                                       162,830                   137,714
                                                                                      --------                  --------
Capital Units                                                                              865                       865
                                                                                      --------                  --------
Commitments and contingencies

Stockholders' equity:

      Preferred stock                                                                      878                       818
      Common stock, $1.00 par value; authorized
          600,000,000 shares; issued 166,366,653
          shares at August 31, 1996 and 162,838,920
          shares at November 30, 1995                                                      166                       163
      Paid-in capital                                                                      690                       730
      Retained earnings                                                                  4,473                     3,815
      Cumulative translation adjustments                                                   (14)                       (9)
                                                                                      --------                  --------
          Subtotal                                                                       6,193                     5,517

      Less:
          Note receivable related to sale of
               preferred stock to ESOP                                                      87                        89
          Common stock held in treasury, at cost
               (13,946,864 shares at August 31, 1996 and
               7,635,174 shares at November 30, 1995)                                      575                       254
                                                                                      --------                  --------
                   Total stockholders' equity                                            5,531                     5,174
                                                                                      --------                  --------

Total liabilities and stockholders' equity                                            $169,226                  $143,753
                                                                                      ========                  ========


See Notes to Condensed Consolidated Financial Statements.                 Page 4

                            Morgan Stanley Group Inc.
             Condensed Consolidated Statement of Income (Unaudited)
                        (In millions, except share data)

                                                       Three Months Ended                       Nine Months Ended
                                                 August 31,          August 31,          August 31,           August 31,
                                                    1996                1995                1996                 1995
                                                 ----------          ----------          ----------           ----------

Revenues:
      Investment banking                        $        431       $        355       $      1,372       $        871
      Principal transactions:
          Trading                                        427                352              1,696                989
          Investments                                     29                 69                 60                 82
      Commissions                                        148                130                461                372
      Interest and dividends                           2,144              1,899              6,023              5,501
      Asset management and administration                137                 96                402                275
      Other                                               --                  1                  3                  4
                                                ------------       ------------       ------------       ------------

          Total revenues                               3,316              2,902             10,017              8,094
      Interest expense                                 2,029              1,751              5,753              5,139
                                                ------------       ------------       ------------       ------------

          Net revenues                                 1,287              1,151              4,264              2,955
                                                ------------       ------------       ------------       ------------

Expenses excluding interest:
      Compensation and benefits                          645                575              2,100              1,416
      Occupancy and equipment                             89                 84                261                247
      Brokerage, clearing and exchange fees               65                 64                199                185
      Communications                                      38                 31                105                 99
      Business development                                37                 30                116                107
      Professional services                               58                 37                153                121
      Other                                               40                 32                119                100
      Relocation charge                                   --                 --                 --                 59
                                                ------------       ------------       ------------       ------------

          Total expenses excluding
               interest                                  972                853              3,053              2,334
                                                ------------       ------------       ------------       ------------

Income before income taxes                               315                298              1,211                621
Provision for income taxes                                96                 89                418                199
                                                ------------       ------------       ------------       ------------

Net income                                      $        219       $        209       $        793       $        422
                                                ============       ============       ============       ============

Earnings applicable to common shares (1)        $        204       $        192       $        745       $        373
                                                ============       ============       ============       ============

Average common and common equivalent
      shares outstanding (1)(2)                  154,034,233        157,236,918        155,305,534        155,249,074
                                                ============       ============       ============       ============

Primary earnings per share (2)                  $       1.32       $       1.23       $       4.79       $       2.41
                                                ============       ============       ============       ============

Fully diluted earnings per share (2)            $       1.27       $       1.17       $       4.59       $       2.29
                                                ============       ============       ============       ============

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


See Notes to Condensed Consolidated Financial Statements.                 Page 5

                            Morgan Stanley Group Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                  (In millions)

                                                                      Nine Months Ended
                                                                 August 31,       August 31,
                                                                    1996            1995
                                                                 ----------       ----------

Cash flows from operating activities:
Net income                                                       $   793        $   422
Adjustments to reconcile net income
    to net cash used for operating activities:
         Relocation Charge                                            --             59
         Non-cash charges included in net income                     120            223
         Changes in assets and liabilities:
         Cash and securities deposited with
             clearing organizations or segregated
             under federal and other regulations                  (1,419)         1,671
         Financial instruments owned, net of
             financial instruments sold, not yet purchased         7,756           (435)
         Securities borrowed, net of securities loaned            (9,568)         5,176
         Receivables and other assets                             (2,420)           440
         Payables and other liabilities                            2,008         (2,686)
                                                                 -------        -------
Net cash (used for)/provided by for operating activities          (2,730)         4,870

Cash flows from investing activities:
    Net payments for:
         Property, equipment and leasehold
             improvements                                           (114)          (308)
                                                                 -------        -------
Net cash used for investing activities                              (114)          (308)

Cash flows from financing activities:
    Net proceeds related to short-term borrowings                   (137)        (1,261)
    Securities sold under agreements to
         repurchase, net of securities
         purchased under agreements to resell                        467         (2,083)
    Proceeds from:
         Issuance of common stock                                     88             56
         Issuance of long-term borrowings                          5,724          1,832
         Issuance of Capital Units                                    --            344
         Issuance of 7-3/4% Cumulative Preferred Stock               195             --
    Payments for:
         Purchase of Miller Anderson & Sherrerd, LLP, net
            of cash acquired                                        (200)            --
         Repurchases of common stock                                (507)          (113)
         Repayments of long-term borrowings                       (1,532)        (1,141)
         Redemption of 9.36% Cumulative Preferred Stock             (138)            --
    Cash dividends                                                  (127)           (95)
                                                                 -------        -------
Net cash provided by/(used for) financing activities               3,833         (2,461)
                                                                 -------        -------

Net increase in cash and interest-bearing equivalents                989          2,101
Cash and interest-bearing equivalents, at
    beginning of period                                            2,471          2,135
                                                                 -------        -------
Cash and interest-bearing equivalents, at end of period          $ 3,460        $ 4,236
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

                            MORGAN STANLEY GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

On February 28, 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. The change became effective for the fiscal period ended November 30, 1995, and, accordingly, this report includes the results for the third quarter and nine months ended August 31, 1996. As a result of this change, the comparable nine month period of the prior year includes the final two months of fiscal 1994 (December 1994 and January
1995) and the first seven months of fiscal 1995.

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

Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest revenue and expense arising from financial instruments used in trading activities are reflected in the Condensed Consolidated Statement of Income as interest income or expense. The fair values of the trading positions generally are based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying Condensed Consolidated Statement of Financial Condition on a net-by-counterparty basis consistent with Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Reverse repurchase and repurchase agreements are presented net-by-counterparty where net presentation is consistent with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

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

Included in the Company's Condensed Consolidated Statement of Financial Condition at August 31, 1996 and November 30, 1995 are $865 million of Capital Units issued by the Company and Morgan Stanley Finance plc., a U.K. subsidiary ("MS plc"). A Capital Unit consists of (a) a Subordinated Debenture of MS plc in the principal amount of $25 guaranteed by the Company and having maturities from 2013 to 2015, and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing ownership of a 1/8 interest in the Company's Cumulative Preferred Stock.

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

2.       New Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, companies to record compensation costs for the fair value of stock-based employee compensation awards, including options. The Company has elected not to adopt the cost recognition provisions of SFAS No. 123.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which is effective for transactions occurring after December 31, 1996. SFAS No. 125 prescribes the accounting for the transfer of financial assets, including securitizations, repurchase and securities lending transactions. The adoption of SFAS No. 125 would not have a material effect on the Company's results of operations. It may, however, have a material effect on the Consolidated Statement of Financial Condition of the Company and other companies in the securities industry, but the effect has not been quantified at this time.

3.       Long-Term Borrowings

Long-term borrowings at August 31, 1996 scheduled to mature within one year aggregate $3,108 million.

During the nine month period ended August 31, 1996, the Company issued senior notes aggregating $5,801 million, including non-U.S. dollar currency notes aggregating $836 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes at August 31, 1996 was 5.4%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate of these notes for the fiscal years ending November 30 are as follows:
1997, $592 million; 1998, $1,529 million; 1999, $1,494 million; 2000, $84 million; 2001, $1,558 million; and thereafter, $544 million. As of August 31, 1996, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the aforementioned registration statements) was approximately $22.4 billion.

From September 1, 1996 to September 30, 1996, additional senior notes aggregating $88 million were issued primarily pursuant to the Company's public debt shelf registration statements. These notes have maturities from 2001 to 2011.

4.       Derivative Contracts and Other Commitments and Contingencies

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

The credit quality of the Company's trading-related derivatives at August 31, 1996 and November 30, 1995 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

August 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Collater-
                                                                                         alized         Other
                                                                                         Non-           Non-
                                                                                         Invest-        Invest-
                                                                                         ment           ment
(Dollars in millions)            AAA             AA           A             BBB          Grade          Grade         Total
-----------------------------------------------------------------------------------------------------------------------------

Interest rate
      and currency
      swaps and options
      (including caps,
      floors and swap
      options)                   $  731        $1,258        $1,495        $  301        $    2        $  164        $3,951
Foreign exchange
      forward contracts
      and options                   511           483           259            12            --            51         1,316
Mortgage-backed
      securities forward
      contracts, swaps
      and options                    97            42           136            18            --            16           309
Other fixed income
      securities contracts
      (including options)             8            18            25             5            --            15            71
Equity securities
      contracts
      (including equity
      swaps, warrants
      and options)                  505           223           248           136           385            38         1,535
Commodity forwards,
      options and swaps              63           241           262           195            --           302         1,063
                                 ------        ------        ------        ------        ------        ------        ------
Total                            $1,915        $2,265        $2,425        $  667        $  387        $  586        $8,245
                                 ======        ======        ======        ======        ======        ======        ======

Percent of total                     23%           27%           30%            8%            5%            7%          100%
                                 ======        ======        ======        ======        ======        ======        ======

November 30, 1995
--------------------------------------------------------------------------------------------------------------------------
                                                                                     Collater-
                                                                                     alized           Other
                                                                                     Non-             Non-
                                                                                     Invest-          Invest-
                                                                                     ment             ment
(Dollars in millions)               AAA           AA           A        BBB          Grade            Grade          Total
--------------------------------------------------------------------------------------------------------------------------

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

The Company had approximately $3.0 billion of letters of credit outstanding at August 31, 1996 to satisfy various collateral requirements.

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


5. Preferred Stock

Preferred stock is composed of the following issues. Each issue of preferred stock ranks in parity with all other preferred stock.

                                         Shares Outstanding at                    Balance at
                                    --------------------------------    ---------------------------------
                                      August 31,      November 30,        August 31,       November 30,
                                         1996             1995               1996              1995
                                    ---------------  ---------------    ---------------   ---------------
                                                                                 (in millions)
ESOP Convertible
    Preferred Stock,
    liquidation preference
    $35.88                               3,711,165        3,758,133            $ 133            $ 135

9.36% Cumulative
    Preferred Stock,
    stated value $25                             -        5,500,000                -              138

7-3/8% Cumulative
    Preferred Stock,
    stated value $200                    1,000,000        1,000,000              200              200

8.88% Cumulative
    Preferred Stock,
    stated value $200                      975,000          975,000              195              195

8-3/4% Cumulative
    Preferred Stock,
    stated value $200                      750,000          750,000              150              150

7-3/4% Cumulative
    Preferred Stock,
    stated value $200                    1,000,000                -              200                -
                                                                               ------           ------

Total                                                                          $ 878            $ 818
                                                                               ======           ======

On May 23, 1996, the Company announced that it had called for redemption, on June 24, 1996, all 5,500,000 shares of its 9.36% Cumulative Preferred Stock at a redemption price of $25.156 per share, which reflects the stated value of $25 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, June 24, 1996.

On July 22, 1996, the Company issued 4,000,000 Depositary Shares, representing 1,000,000 shares of 7-3/4% Cumulative Preferred Stock, in an aggregate amount of $200 million. Each Depositary Share represents 1/4 of a share of such preferred stock.

6. Stockholders' Equity

Morgan Stanley & Co. Incorporated ("MS&Co.") is a registered broker-dealer and a registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements with aggregate net capital, as defined, totaling $1,172 million at August 31, 1996, which exceeded the amount required by $929 million. Morgan Stanley & Co. International Limited ("MSIL"), a London-based broker-dealer subsidiary, is subject to capital requirements of the Securities and Futures Authority, and Morgan Stanley Japan Limited ("MSJL"), a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their applicable local capital adequacy requirements.


7. Miller Anderson & Sherrerd, LLP ("MAS")

During the first quarter of fiscal 1996, the Company completed its acquisition of MAS, a Philadelphia-based investment manager, for approximately $350 million. The goodwill associated with this transaction is being amortized on a straight-line basis over 25 years. The Company's results for the nine months ended August 31, 1996 include the results of MAS since January 3, 1996, the date of acquisition.

8. Van Kampen American Capital, Inc.

The Company announced on June 24, 1996 that it had signed a definitive agreement to purchase VK/AC Holding, Inc. ("VKAC"), the parent of Van Kampen American Capital, Inc. ("Van Kampen"), for $745 million. Van Kampen is the fourth largest non-proprietary mutual fund provider in the United States with more than $57 billion in assets under management or supervision. The consideration for the purchase of the equity of VKAC will consist of cash and $25 million of preferred securities exchangeable into common stock of the Company. As of August 31, 1996, VKAC had long-term debt outstanding of approximately $400 million. The acquisition is expected to close in the fourth quarter of fiscal 1996 and is subject to customary closing conditions. The acquisition will be accounted for as a purchase.

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

The market conditions which characterized the first half of fiscal 1996 were not as favorable during the third quarter, resulting in lower levels of net revenues and earnings for the Company as compared to the record levels of the first and second quarters of fiscal 1996. Investors became defensive as a result of concerns regarding higher interest rates, modest corporate earnings growth and expectations of higher inflation. Additionally, the amount of money flowing into stock mutual funds fell as July infusions reflected the lowest level in almost two years. Seasonal factors also had an impact on the business environment, as the late summer months are generally characterized by lower levels of activity in the global capital markets. Despite these less favorable market conditions, which resulted in slower client-driven trading, periods of lower market volatility and a decline in underwriting activity, the Company achieved higher revenues in the third quarter of fiscal 1996 than in the comparable prior year quarter, reflecting, in part, the balanced mix of its global core businesses - investment banking, asset management and sales and trading.

____________________
* Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the risks and uncertainties set forth herein and in the Company's Annual Report on Form 10-K for the fiscal period ended November 30, 1995 (Part I, Item 1 and Part II, Item 7).

Consistent with the Company's long-term strategic goal of expanding recurring fee-based revenues, the Company announced on June 24, 1996 that it had signed a definitive agreement to purchase VK/AC Holding, Inc. ("VKAC"), the parent of Van Kampen American Capital, Inc. ("Van Kampen"), for $745 million. Van Kampen is the fourth largest non-proprietary mutual fund provider in the United States with more than $57 billion in assets under management or supervision. The consideration for the purchase of the equity of VKAC will consist of cash and $25 million of preferred securities exchangeable into common stock of the Company. As of August 31, 1996, VKAC had long-term debt outstanding of approximately $400 million. To the extent that operating cash flow between signing and closing permits paydown of such long-term debt, the purchase price of the equity will be increased, but in no circumstances will the sum of the equity purchase price and the remaining long-term debt exceed $1.175 billion. The acquisition is expected to close in the fourth quarter of fiscal 1996 and is subject to customary closing conditions. Including VKAC and Miller Anderson & Sherrerd, LLP ("MAS"), an institutional investment management firm acquired by the Company in January 1996, the Company's asset management division will manage assets totaling approximately $160 billion on a pro forma basis.

For a description of the Company's business, including its trading in cash instruments and derivative products, its merchant banking and other principal investment activities, and its high-yield underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see Part I, Item 1, of the Company's Annual Report on Form 10-K for the fiscal period ended November 30, 1995 ("Form 10-K").

In February 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30, effective for the fiscal period ended November 30, 1995. The discussion which follows compares the results of operations for the three and nine months ended August 31, 1996 to the three and nine months ended August 31, 1995. Due to the Company's change in fiscal year-end, the results for the nine months ended August 31, 1995 includes the final two months of fiscal 1994 (December 1994 and January 1995) and the first seven months of fiscal 1995.

Three Months Ended August 31, 1996 Compared with Three Months Ended August 31, 1995
(Amounts for the three months ended August 31, 1995 are given in parentheses).

Revenues net of interest expense (net revenues) were $1,287 million ($1,151 million) and net income totaled $219 million ($209 million), primarily reflecting higher levels of investment banking revenues and increased principal transaction trading revenues, partially offset by higher incentive-based compensation. The quarter's financial results also benefited from a reduction in the Company's year-to-date effective income tax rate from 36% to 34.5%. Lower taxes applicable to non-U.S. earnings contributed to the decline in the income tax rate.

Investment banking revenues increased to $431 million ($355 million), reflecting another strong quarter, surpassed only by the fourth quarter of fiscal 1995 and the second quarter of fiscal 1996. Revenues from merger, acquisition and restructuring activities increased, benefiting from transaction volumes which continued to remain strong industry-wide, coupled with the Company's strong global presence. Fees from real estate transactions also increased as compared to the prior year quarter. Equity underwriting revenues also increased, although the primary calendar demonstrated lower volumes as compared to the second quarter of fiscal 1996. Fixed income revenues were comparable to prior year levels, as higher revenues from global high-yield debt issuances were offset by a decline in corporate debt financings.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $690 million ($630 million). Principal transaction revenues from trading activities, including derivatives, were $427 million ($352 million). Equity trading revenues increased, reflecting higher revenues from both cash and derivative products primarily due to the existence of more favorable market conditions as compared to the prior year. Equity cash products were positively affected by higher levels of infusions into mutual funds, and equity derivatives revenues increased as higher levels of volatility in the U.S. markets led to heightened trading activity in these products. Fixed income trading revenues declined from prior year levels, principally reflecting a decrease in revenues from government debt trading. Results were adversely impacted by strong labor market data which increased concern of higher inflation in the U.S., resulting in a decline of customer trading volume and periods of lower market volatility. These declines were partially offset by higher revenues from securitized debt and high-yield trading activities. Commodities trading revenues rose substantially, reflecting increased revenues from oil and refined energy products. Volatility in these market segments increased as a result of continued uncertainty over Iraq's reentry into the world crude oil markets as well as increased unrest in the Middle East. Revenues from foreign exchange trading were comparable to prior year levels as market volatility remained relatively low, with the exception of mid-July when the U.S. dollar fell against most major currencies as a result of a dramatic decline in the U.S. stock market.

Principal transaction investment gains aggregating $29 million ($69 million) were recognized in the third quarter of fiscal 1996, primarily in connection with increases in the carrying value of certain merchant banking investments.

Commission revenues increased to $148 million ($130 million), principally reflecting heightened customer demand for derivative products, including equity options and futures, resulting from increased market volatility as compared to the prior year, as well as continued cash flows into the equity markets from institutional investors.

Net interest and dividend revenues decreased to $115 million ($148 million). Interest and dividend revenues rose to $2,144 million ($1,899 million), and interest and dividend expense increased to $2,029 million ($1,751 million), principally reflecting growth in interest-bearing assets and liabilities. Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

Asset management and administration revenues, which include fees for asset management and non-interest revenues earned from correspondent clearing and custody services, increased to $137 million ($96 million), primarily reflecting contributions from MAS. The remaining increase was principally due to the continued strong performance of revenues from international equity and emerging market products resulting from inflows of client assets and market appreciation, partially offset by a decline in revenues from domestic equity products. Customer assets under management increased to $102 billion ($52 billion), including $36 billion associated with the acquisition of MAS as well as continued inflows of new assets and appreciation in the value of existing customer portfolios. Customer assets under administration increased to $132 billion ($109 billion), primarily reflecting appreciation in the value of customer portfolios, as well as additional assets placed under custody with the Company.

Total expenses excluding interest increased to $972 million ($853 million). Within that total, compensation and benefits expense increased $70 million to $645 million ($575 million), principally reflecting increased levels of incentive compensation based on higher levels of revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $48 million to $262 million. Occupancy and equipment expenses increased $5 million, primarily related to increased costs associated with the Company's move to 1585 Broadway, new leased office space in Tokyo and occupancy costs of MAS. Business development expenses increased $7 million, reflecting increased travel and entertainment costs as the Company continues to develop new business. Professional services expenses increased $21 million, primarily reflecting higher consulting and executive recruitment costs associated with the Company's increased global business activities. Communications expenses increased $7 million, primarily due to the impact of increased global business activity and additional employees hired during fiscal 1996. Other expenses increased $8 million, primarily attributable to the amortization of goodwill associated with the acquisition of MAS.

A portion of the increase in non-compensation expenses is due to significantly higher overall levels of business activity as compared to the prior year quarter. The Company continuously monitors these expenses in order to control the level of discretionary spending.

Nine Months Ended August 31, 1996 Compared with Nine Months Ended August 31,
1995
(Amounts for the nine months ended August 31, 1995 are given in parentheses).

Revenues net of interest expense (net revenues) were $4,264 million ($2,955 million), and net income totaled $793 million ($422 million), reflecting increased revenues among all three of the Company's core businesses - investment banking, asset management and sales and trading - partially offset by higher incentive-based compensation.

Investment banking revenues increased to $1,372 million ($871 million) reflecting significantly higher levels of merger, acquisition and restructuring revenues as well as increased equity and debt underwriting revenues, resulting from a higher level of equity and debt financing activity due to more favorable market conditions. Revenues from real estate transactions also increased as compared to the prior year period.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $2,427 million ($1,723 million). Principal transaction revenues from trading activities were $1,696 million ($989 million), reflecting substantially higher revenues from trading in equity and fixed income products, including derivative related products. Equity trading revenues were substantially higher, driven by strong revenues across all business product lines. Higher trading volumes and customer demand, significant infusions of cash into mutual funds and increased market volatility positively impacted trading revenues. Fixed income trading revenues were also substantially higher, including improved trading revenues from emerging market and high-yield activities as economic conditions stabilized globally, including in Mexico and certain emerging markets. Commodities trading revenues also increased significantly, reflecting higher revenues from crude oil and refined energy products due to higher volatility in these market segments. Revenues from foreign exchange trading decreased due to lower volatility in the markets for major currencies.

Principal transaction investment revenues aggregating $60 million ($82 million) were recognized during the nine month period ended August 31, 1996, primarily reflecting revenues related to the increase in carrying value of certain of the Company's merchant banking investments.

Commission revenues increased to $461 million ($372 million), principally reflecting increased customer activity in the global markets for equity securities, including revenues related to a strong primary calendar in the U.S. and Europe as well as increased inflows of funds from institutional investors.

Net interest and dividend revenues were $270 million ($362 million). Interest and dividend revenues rose to $6,023 million ($5,501 million) and interest expense increased to $5,753 million ($5,139 million). As noted in the quarter to quarter comparison of net interest, interest and dividend revenues and expense reflect principal trading strategies and should be viewed in the broader context of principal trading and investment banking results.

Asset management and administration revenues increased to $402 million ($275 million), primarily attributable to revenues associated with MAS, as well as increased revenues in international equity and emerging markets products and continued growth in customer assets under management and administration.

Total expenses excluding interest increased to $3,053 million ($2,334 million). Within that total, employee compensation and benefits expense increased to $2,100 million ($1,416 million), principally reflecting increased levels of incentive compensation based on higher revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees and fiscal 1994's $59 million relocation charge, increased to $754 million ($674 million). Brokerage, clearing and exchange fees increased $14 million, reflecting increased securities trading volumes. Professional services expenses increased $32 million, reflecting higher consulting costs and executive recruitment costs as a result of the increased level of overall business activity. Occupancy and equipment expense increased $14 million, reflecting increased costs associated with the Company's move to 1585 Broadway, new leased office space in Tokyo and the occupancy costs of MAS. Other expenses increased by $19 million primarily as a result of goodwill amortization associated with the acquisition of MAS, as well as the increase in the overall level of business activity.

Liquidity and Capital Resources

The Company's total assets increased from $143.8 billion at November 30, 1995 to $169.2 billion at August 31, 1996, primarily reflecting growth in resale agreements and securities borrowed. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. Balance sheet leverage ratios are often reviewed by counterparties and creditors in order to evaluate a securities firm's overall financial risk. Details of ending assets, month-end average assets and leverage ratios for the nine months ended August 31, 1996 and for fiscal 1995 are as follows:


                                                             Average Assets
                                                                for the
                                           Assets at        Nine Months Ended           Assets at              Average Assets
(Dollars in Millions)                    August 31, 1996        August 31, 1996      November 30, 1995         for Fiscal 1995
---------------------                    ---------------     ------------------      -----------------         ---------------
Cash, deposits and receivables              $ 14,957               $ 14,963              $ 10,286                  $ 12,690
Financial instruments owned                   55,170                 59,388                58,600                    52,387
Securities purchased under
  agreements to resell and
  securities borrowed                         96,696                 91,001                72,955                    66,539
Property, equipment and
  leasehold improvements and
  other assets                                 2,403                  2,398                 1,912                     1,725
                                            --------               --------              --------                  --------
        Total assets                        $169,226               $167,750              $143,753                  $133,341
                                            ========               ========              ========                  ========
Leverage ratios:
  Total assets/equity                           30.6x                   31.9x                27.8x                      27.8x
  Net assets(1)/equity                          19.5x                   21.0x                18.9x                      18.6x


-------------
(1) Net assets represent total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.

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

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost of such financing is generally dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions. The Company's short-term and long-term senior debt ratings as of August 31, 1996 are as follows:


Agency                          Short-Term Rating               Long-Term Rating
------                          -----------------               ----------------
Moody's Investors Service               P1                              A1
Standard & Poor's                       A1+                             A+
IBCA                                    A1+                            AA-
Thomson BankWatch                      TBW1                            AA
Dominion Bond Rating Service(1)         R1 (Middle)                    n/a


---------
(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.


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

During the nine month period ended August 31, 1996, the Company issued senior notes aggregating $5,801 million, including non-U.S. dollar currency notes aggregating $836 million. These notes have maturities from 1997 to 2011 and a weighted average coupon interest rate of 5.4%. As of August 31, 1996, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $22.4 billion. During the second quarter of fiscal 1996, the Company filed a shelf registration statement for the issuance of up to $4,286 million of debt securities, warrants to purchase debt securities, or preferred stock.

Between September 1, 1996 and September 30, 1996, additional senior notes aggregating $88 million were issued. These notes have maturities from 2001 to 2011.

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

There were no borrowings outstanding under any of the foregoing credit, collateral or committed financing facilities at August 31, 1996; however, the Company anticipates utilizing these facilities for short-term funding from time to time.

On May 23, 1996, the Company announced that it had called for redemption, on June 24, 1996, all 5,500,000 shares of its 9.36% Cumulative Preferred Stock at a redemption price of $25.156 per share, which reflects the stated value of $25 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, June 24, 1996. On July 17, 1996, the Company issued 4,000,000 Depositary Shares, representing 1,000,000 shares of 7 3/4% Cumulative Preferred Stock, in an aggregate amount of $200 million. Each Depositary Share represents 1/4 of a share of such preferred stock.

During the nine month period ended August 31, 1996, the Company repurchased approximately 11 million shares of its common stock at an aggregate cost of approximately $507 million. On March 27, 1996, the Board of Directors authorized the purchase, in the open market or otherwise, subject to market conditions and certain other factors, of an additional $150 million of the Company's common stock. The unused portion of the Company's stock repurchase authorization at September 30, 1996 was approximately $258 million.

Certain assets of the Company, such as real property, equipment, leasehold improvements, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, and certain high-yield debt securities, emerging market debt and collateralized mortgage obligations and mortgage-related loan products, are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly and indirectly through funds managed by the Company) in privately or publicly held companies. As of August 31, 1996, the aggregate carrying value of the Company's equity investments (including direct investments and partnership interests) in privately held companies was $91 million, and its aggregate investment in publicly held companies was $320 million.

In its capacity as an underwriter of and a market-maker in mortgage-backed securities, collateralized mortgage obligations and related instruments, and a market-maker in commercial, residential and real estate loan products, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of such financial instruments traded in markets currently experiencing lower levels of liquidity approximated $1,270 million at August 31, 1996.

In addition, at August 31, 1996, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,397 million (a substantial portion of which was subordinated debt) with not more than 5%, 10% and 13% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities that may subject the Company to increased credit and liquidity risks. Subsequent to August 31, 1996, the Company entered into one commitment to provide $30 million of interim financing as part of a $90 million commitment made by certain members of the Morgan Stanley Bridge Fund, LLC. The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. As of August 31, 1996, the aggregate value of senior secured loans and positions held by the Company was $172 million and aggregate senior secured loan commitments were $30 million. Subsequent to August 31, 1996, the Company entered into three senior secured loan commitments in the aggregate amount of $344 million.

At August 31, 1996, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $8.2 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its exposure to derivative products through various means, which include monitoring the creditworthiness of counterparties and credit limits on an ongoing basis; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

            (a) The following matter was recently commenced against Morgan Stanley & Co. Incorporated ("Morgan Stanley").

            Department of Justice NASDAQ Investigation. On July 17, 1996, Morgan Stanley and 23 other dealers who make markets in securities traded on NASDAQ entered into a stipulation and order with the United States Department of Justice which simultaneously filed a civil complaint in the United States District Court for the Southern District of New York alleging that the 24 market makers had violated section 1 of the Sherman Act. The complaint asserts, and Morgan Stanley denies, that the various market makers had entered into a so-called "quoting convention" under which the market makers avoided the use of odd-eighth quotes when the spread between the bid and ask price was at least 3/4. The stipulation and order commits the 24 market makers to avoid engaging in certain practices which could support the existence of a purported "quoting convention" and to adopt various procedures to assure compliance with their agreement. The stipulation and order is subject to court approval and, if approved, will result in the dismissal of the complaint.

            (b) The following developments have occurred with respect to certain matters previously reported in the Form 10-K and/or the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended February 29, 1996 and May 31, 1996.

            State of West Virginia v. Morgan Stanley & Co. Incorporated. The action has been settled.

            Atwood, et al. v. Burlington Industries Equity, Inc., et al. The action has been settled.

            Hedged - Investments Litigation. On April 26, 1996, the class member filed a petition for a writ of certiorari with the Colorado Supreme Court, which was denied on August 19, 1996.

ITEM 2.  CHANGES IN SECURITIES.

            On July 17, 1996, the Company issued 4,000,000 Depositary Shares, representing 1,000,000 shares of its 7 3/4% Cumulative Preferred Stock. Exhibit 4 to this Form 10-Q sets forth the designation, preferences and rights of the 7 3/4% Cumulative Preferred Stock and the following summary is qualified in its entirety by reference thereto.

            The 7 3/4% Cumulative Preferred Stock ranks as to payment of dividends and amounts payable on liquidation prior to the Company's Common Stock and on a parity with the Company's ESOP Convertible Preferred Stock, 9.36% Cumulative Preferred Stock,* 8.88% Cumulative Preferred Stock, 8 3/4% Cumulative Preferred Stock and 7 3/8% Cumulative Preferred Stock. The holders of the 7 3/4% Cumulative Preferred Stock are entitled to receive, when declared out of funds legally available therefor, cash dividends payable quarterly at the rate of 7 3/4% per annum, calculated as a percentage of the stated value.

            If amendments to the Internal Revenue Code of 1986, as amended (the "Code") are enacted that reduce the percentage of the dividends received deduction as specified in Section 243(a)(1) of the Code (the "Dividends Received Percentage") to below 70%, the amount of each dividend payable on the 7 3/4% Cumulative Preferred Stock made on or after the date

__________
*All 5,500,000 shares of 9.36% Cumulative Preferred Stock were called for redemption on May 23, 1996 and redeemed on June 24, 1996. No shares of 9.36% Cumulative Preferred Stock are outstanding.

of such amendment will be adjusted in accordance with the dividends received deduction formula set forth in Exhibit 4 to this Form 10-Q.

            Unless full cumulative dividends on the 7 3/4% Cumulative Preferred Stock have been paid, dividends (other than in Common Stock) may not be paid or declared and set aside for payment and other distributions may not be made upon the Common Stock or on any other Preferred Stock of the Company ranking junior to or on a parity with the 7 3/4% Cumulative Preferred Stock as to dividends, nor may any Common Stock or such other Preferred Stock of the Company be redeemed, purchased or otherwise acquired by the Company for any consideration or any payment be made to or available for a sinking fund for the redemption of any shares of such stock.

            In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of 7 3/4% Cumulative Preferred Stock will be entitled to receive (out of assets of the Company available for distribution to stockholders) liquidating distributions in the amount of $200.00 per share (equivalent to $50.00 per Depositary Share), plus accrued and accumulated but unpaid dividends to the date of final distribution, before any distribution is made to holders of Common Stock.

            Holders of 7 3/4% Cumulative Preferred Stock will have voting rights only as required by the laws of the State of Delaware or whenever dividends payable on the 7 3/4% Cumulative Preferred Stock or any other class or series of stock ranking on a parity with the 7 3/4% Cumulative Preferred Stock with respect to the payment of dividends are in arrears for any aggregate number of days equal to six calendar quarters or more, whether or not consecutive. In this case, each holder of 7 3/4% Cumulative Preferred Stock will be entitled to one vote for each share of 7 3/4% Cumulative Preferred Stock held (voting together as a class with all other series of the Company's Preferred Stock upon which like voting rights have been conferred and are exercisable) to elect two directors of the Company at the next annual meeting of stockholders and at each subsequent meeting until such arrears have been fully paid or set apart for payment.

            The 7 3/4% Cumulative Preferred Stock is redeemable in whole or in part at the Company's option on or after August 30, 2001, at a redemption price equal to $200.00 per share (equivalent to $50.00 per Depositary Share), plus accrued and accumulated but unpaid dividends. If full cumulative dividends on the 7 3/4% Cumulative Preferred Stock have not been paid, the 7 3/4% Cumulative Preferred Stock may not be redeemed in part and the Company may not purchase or acquire any shares of 7 3/4% Cumulative Preferred Stock other than pursuant to a purchase or exchange offer made on the same terms to all holders of the 7 3/4% Cumulative Preferred Stock.

            Prior to August 30, 2001, if the Dividends Received Percentage is reduced to 40% or less, the Company may at its option redeem all, but not less than all, of the 7 3/4% Cumulative Preferred Stock at the applicable redemption price set forth in Exhibit 4 to this Form 10-Q, plus accrued and accumulated but unpaid dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)         Exhibits

             Exhibit 4   -                 Restated Certificate of Incorporation, as amended to
                                           date (previously filed as an exhibit to the Company's
                                           Current Report on Form 8-K dated July 17, 1996 and
                                           incorporated herein by this reference).

             Exhibit 11   -                Statement Re:  Computation of Earnings per Share.

             Exhibit 12   -                Statement Re: Computation of Ratio of Earnings to Fixed
                                           Charges and Preferred Stock Dividends.

             Exhibit 27   -                Financial Data Schedule.

 (b)         Reports on Form 8-K

             1.          Form 8-K dated June 14, 1996, Item 7 only.
             2.          Form 8-K dated June 24, 1996, Items 5 and 7.
             3.          Form 8-K dated June 26, 1996, Item 7 only.
             4.          Form 8-K dated July 2, 1996, Items 5 and 7.
             5.          Form 8-K dated July 17, 1996, Item 7 only.
             6.          Form 8-K dated July 24, 1996, Item 7 only.
             7.          Form 8-K dated August 12, 1996, Item 7 only.
             8.          Form 8-K dated August 23, 1996, Items 5 and 7.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MORGAN STANLEY GROUP INC.
                                    Registrant


Date:  October 11, 1996             /s/  Eileen K. Murray
                                    ---------------------
                                    Eileen K. Murray
                                    Treasurer and Chief Accounting Officer



Date:  October 11, 1996             /s/  Jonathan M. Clark
                                    ----------------------
                                    Jonathan M. Clark
                                    General Counsel and Secretary

EXHIBIT INDEX

 (a)         Exhibits

             Exhibit 4   -                 Restated Certificate of Incorporation, as amended to
                                           date (previously filed as an exhibit to the Company's
                                           Current Report on Form 8-K dated July 17, 1996 and
                                           incorporated herein by this reference).

             Exhibit 11   -                Statement Re:  Computation of Earnings per Share.

             Exhibit 12   -                Statement Re: Computation of Ratio of Earnings to Fixed
                                           Charges and Preferred Stock Dividends.

             Exhibit 27   -                Financial Data Schedule.