Form 10-K405
period 1996-11-30
MORGAN STANLEY GROUP INC /DE/
filed 1997-02-27
CIK 789625

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

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
    Common Stock, $1 par value                                                         New York Stock Exchange
                                                                                       Boston Stock Exchange
                                                                                       Chicago Stock Exchange
                                                                                       Pacific Stock Exchange
    Depositary Shares, each representing  1/4 of a share of 7 3/4%                     New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/8 of a share of 8 3/4%                     New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/8 of a share of 7 3/8%                     New York Stock Exchange
      Cumulative Preferred Stock, $200 stated value
    Depositary Shares, each representing  1/4 of a share of Series A Fixed/Adjustable  New York Stock Exchange
      Rate Cumulative Preferred Stock, $200 stated value
    7.82% Capital Units; 7.80% Capital Units; 9.00% Capital Units;                     New York Stock Exchange
      8.40% Capital Units; 8.20% Capital Units; 8.03% Capital Units*
    6 1/2% PERQS(SM) Due July 1, 1997; 6% PERQS(SM) Due October 1, 1997;               American Stock Exchange
      7% PERQS(SM) Due November 15, 1997; 6% PERQS(SM) Due February 16, 1999+
    Exchangeable Notes Due September 30, 2000; Exchangeable Notes Due                  New York Stock Exchange
      December 31, 2001; Exchangeable Notes Due March 29, 2002++
    PEEQS(SM) Due May 1, 2001+++                                                       American Stock Exchange
    AMEX Hong Kong 30 Index(SM) Call Warrants Expiring October 3, 1997                 American Stock Exchange
    Nikkei 225 Protection Step-Up Exchangeable Notes Due July 31, 2003                 New York Stock Exchange
    Nikkei 225 Index Call Warrants Expiring August 15, 1997                            American Stock Exchange

---------------

* Each Capital Unit consists of (a) a Subordinated Debenture (of the same rate) of Morgan Stanley Finance plc guaranteed by the Registrant and (b) a related purchase contract of the Registrant requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Registrant's Cumulative Preferred Stock (of the same rate), $200 stated value. The Capital Units and the Depositary Shares are registered on the New York Stock Exchange.

+ "Performance Equity-linked Redemption Quarterly-pay Securities." The issue price and amount payable at maturity with respect to the PERQS are based on the share price of certain non-affiliated companies.

++ Notes which are exchangeable on a defined date for equity securities of certain non-affiliated companies.

+++ "Protected Exchangeable Equity-linked Securities." Principal protected notes which are exchangeable for cash based on the value of the S&P 500 Index.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X].    NO  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant at February 3, 1997 was approximately $6,209,256,089. For purposes of this information, the outstanding shares of common stock owned by certain Managing Directors and Principals of certain wholly-owned subsidiaries of the Registrant, and subject to certain restrictions on voting and disposition, were deemed to be shares of common stock held by affiliates.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

    As of February 3, 1997, there were 158,104,726 shares of Common Stock, $1 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Morgan Stanley Group Inc. 1996 Annual Report to Stockholders -- Incorporated in part in Form 10-K, Parts I, II and IV.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                  Morgan Stanley Group Inc. (the "Company"*) is a holding company that, through its subsidiaries, provides a wide range of financial services on a global basis. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and global custody, securities clearance services and securities lending. These services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company, which was formed in 1935, conducts business from its head office in New York City and through a network of 28 principal offices in 19 countries. At November 30, 1996, the Company employed 11,613 people, approximately 1,500 of whom joined the Company during fiscal 1996 as a result of the Company's acquisitions of Miller Anderson & Sherrerd, LLP and VK/AC Holding, Inc. (see "Asset Management").

                  The Company conducts its broker-dealer business principally in the United States ("U.S.") through Morgan Stanley & Co. Incorporated ("MS&Co."), in Europe through Morgan Stanley & Co. International Limited ("MSIL"), in Japan through Morgan Stanley Japan Limited ("MS Japan") and in the rest of Asia through Morgan Stanley Asia Limited ("MS Asia"). Because of the increasing integration of the international financial markets, the Company manages its principal operating subsidiaries, including MS&Co., MSIL, MS Japan and MS Asia, on a coordinated global basis with a view to the profitability of the enterprise as a whole.

                  The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for each of the three periods ended November 30, 1996, November 30, 1995,** and January 31, 1995, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenue in any one of those periods and information with respect to the Company's operations by geographic area, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

----------
* Unless the context otherwise requires, the term "Company" means Morgan Stanley Group Inc. and includes the consolidated subsidiaries of Morgan Stanley Group Inc. Please note that in the 1996 Annual Report to Stockholders, which is incorporated by reference in part in this Form 10-K, the term "Morgan Stanley" is generally used to refer to the Company. Except for the historical information contained in this Form 10-K, certain items herein, including (without limitation) certain matters discussed under Part I, Item 3, "Legal Proceedings" and under
         Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated herein by reference) ("MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in Part I, Item I, "Competition, Regulation and Certain Risk Factors" and "Risk Management" and in the MD&A.

** The Company changed its fiscal year-end from January 31 to November 30 effective for November 30, 1995 resulting in a ten-month period for fiscal 1995.

RECENT DEVELOPMENT *

                  On February 5, 1997, the Company and Dean Witter, Discover & Co. ("DWD") announced a definitive agreement to merge. The combined company would be a pre-eminent global financial services firm with a market capitalization of approximately $21 billion (as of the time of the merger announcement) and with leading market positions in the securities, asset management and credit services businesses. The new company will be named Morgan Stanley, Dean Witter, Discover & Co. The merger would combine Morgan Stanley's strengths in investment banking and institutional sales and trading with DWD's strengths in retail distribution, asset gathering and credit services. DWD has the third largest retail brokerage operation with over 9,000 account executives and 361 branches throughout the U.S. and manages more than $100 billion in customer assets. Led by the Discover(R) Card, DWD is the nation's largest credit card issuer with 39 million accounts, and the third largest in credit card receivables. In asset management, the combination would result in a business that manages more than $270 billion of assets on a pro forma basis.

                  Under the terms of the merger agreement unanimously approved by the Boards of both companies, each of the Company's common shares will be exchanged for 1.65 DWD common shares. Shares of the Company's preferred stock outstanding at the date of the merger will be exchanged for shares of preferred stock of DWD having substantially identical terms. The transaction, which is expected to be completed in mid-1997, is intended to be a tax-free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of shareholders of both companies. Pursuant to the pooling of interests method of accounting, prior to the time of closing each company will formally rescind any stock repurchase authorizations existing at that time. Prior to such rescissions, both companies may continue to repurchase stock in the open market subject to the aggregate limitations imposed by the pooling of interests method. As of the date hereof, the Company does not expect to actively repurchase its stock in the open market.

INVESTMENT BANKING

         UNDERWRITING

                  The Company is a leading global financial services firm which provides advice to, and raises capital worldwide for, a broad group of domestic and international clients. The Company manages and participates in public offerings and private placements of debt, equity and other securities denominated in U.S. dollars and other currencies in the U.S. and international capital markets. The Company is a leading underwriter of common stock, preferred stock and other equity-related securities, including American Depositary Receipts ("ADRs"), Preferred Equity Redemption Cumulative Stock ("PERCS(R)"), Performance Equity-linked Redemption Quarterly-pay Securities ("PERQSSM") and capital securities. The Company also underwrites taxable fixed income securities and tax exempt securities. The Company underwrites mortgage-related

----------
* See also 1996 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Subsequent Events" and "Notes to Consolidated Financial Statements, Note 13."

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

         FINANCIAL ADVISORY SERVICES

                  The Company provides domestic and international corporate and institutional clients with a wide range of advisory services on key strategic matters such as mergers, acquisitions, joint ventures, privatizations, defenses, divestitures, spin-offs, restructurings, proxy mechanisms and leveraged buyouts as well as long-range financial planning. Other such services provided to clients include advice with respect to recapitalizations, dividend policy, valuations, foreign exchange exposures and financial risk management strategies. The Company furnishes advice and other services relating to a wide variety of project financings, including infrastructure, electric power and natural resource projects. In addition, the Company provides advisory services in connection with lease transactions and the purchase, sale and financing of real estate.

         FINANCING

                  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a select basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, L.L.C.). In fiscal 1996, the Company commenced senior lending activities, including the origination and syndication of senior secured loans of non-investment grade companies.

                  A subsidiary of the Company also acts as general partner of Princes Gate Investors II, L.P. ("Princes Gate"), a limited partnership with $850 million in aggregate investment capacity that was formed to invest in special situation opportunities. Princes Gate generally makes minority equity and equity-related investments which are short to medium-term in duration and which arise out of the Company's worldwide investment banking activities. See also "Merchant Banking and Other Principal Investing."

SALES, TRADING AND MARKET-MAKING ACTIVITIES

                  The Company provides a broad range of sales and trading services to investors worldwide and is an active dealer in fixed income, equity, foreign exchange and commodity products, including derivatives. In the U.S., the Company ranks as one of the largest dealers in equity and fixed income securities and other financial instruments. As a member of the major U.S. securities and commodities exchanges, as well as the major foreign exchanges, including the London and Tokyo Stock Exchanges, the Company conducts its sales and trading activities both as principal and as agent on behalf of a wide range of domestic and international investors. The Company trades for its own account in equity and fixed income securities and instruments, foreign currencies, commodities and associated derivative products. The Company also provides financing to clients, including margin lending and other extensions of credit.

         EQUITY

                  The Company's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related securities (both exchange traded and over-the-counter ("OTC")), including ADRs, Optimised Portfolios as Listed Securities (OPALSSM), World Equity Benchmark Shares (WEBSSM) and restricted/control stock; convertible debt and preferred securities, including PERCS(R), PERQS(SM) and warrants; equity index products and equity swaps; and international index arbitrage, equity repurchases, and program and block trade execution. The Company also engages in the risk arbitrage business, which involves, among other things, investing for the Company's own account in securities of companies involved in publicly announced corporate transactions in which the Company is not at the time of investment acting as adviser or agent.

                  The Company provides various equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing, foreign exchange and portfolio reporting services. The Company acts as principal and agent in stock borrowing and stock loan transactions in support of the Company's domestic and international trading and brokerage, asset management and clearing activities, and as an intermediary between broker-dealers. A subsidiary of the Company is also engaged in the clearance of securities for its preferred shareholders, who are registered broker-dealers. Morgan Stanley Capital International (MSCI), a joint venture between the Company and Capital International Perspective, S.A., markets and distributes over 3,500 country, industry and regional benchmark indices covering 49 countries (including The World, EAFE(R) and Emerging Market Indices), and a 27-year historical database, including fundamental and valuation data on over 4,100 companies in developed and emerging market countries.

         FIXED INCOME

                  The Company distributes and trades domestic and international debt securities, including preferred stock and corporate debt instruments (bonds, medium-term notes and commercial paper), offers investment strategies to institutional accounts, develops swap and other risk management strategies for customers, and assists corporations in their repurchase of debt. In addition, the Company trades a full range of money market instruments, including certificates of deposit, domestic and foreign bankers' acceptances, floating-rate certificates of deposit and floating-rate notes. The Company is an active dealer and market-maker in a broad range of long-term and short-term tax exempt securities. The Company is also involved in structuring debt securities with multiple risk/return factors designed to suit investor objectives and repackaged asset vehicles (RAVs) through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles.

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

                  The Company's daily trading inventory positions in government, agency and instrumentality securities are financed substantially through the use of repurchase agreements. The Company also borrows and lends fixed income securities. In addition, the Company acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. At any given point in time, the Company may hold large positions in certain types of securities or commitments to purchase securities of a single issuer, sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. For example, financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, Germany and Italy) which, in the aggregate, represented 16% of the Company's total assets at November 30, 1996. In addition, a vast majority of all of the collateral held by the Company for resale agreements or bonds borrowed, which together represents 36% of the Company's total assets at November 30, 1996, consists of securities issued by the U.S. government, federal agencies or non-U.S.
governments.

                  The Company trades and distributes asset-backed securities. The Company makes markets and trades in Government National Mortgage Association ("GNMA") securities, Federal Home Loan Mortgage Corp. ("FHLMC") participation certificates and Federal National Mortgage Association ("FNMA") obligations. The Company enters into significant commitments, such as forward contracts, standby arrangements and OTC options contracts, for GNMA, FHLMC and FNMA securities. The Company also acts as an underwriter of and market-maker in mortgage-backed securities, CMOs and related instruments, and a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value at November 30, 1996 of the portion of the Company's mortgage-related portfolio traded in markets that the Company believed was experiencing lower levels of liquidity approximated $1,544 million.

                  The Company also underwrites, trades, invests and makes markets in high-yield debt securities and emerging market loans and securitized instruments. "High-yield" refers to companies or sovereigns whose debt is rated as non-investment grade. At November 30, 1996, the aggregate net market value of high-yield debt securities and emerging market loans and securitized instruments held in inventory, including the securities of issuers in which the Company has made equity investments in connection with its merchant banking and other principal investment activities (see "Merchant Banking and Other Principal Investing"), was $1,635 million (a substantial portion of which was subordinated debt), with not more than 4%, 15% and 10% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. For a discussion of the various risks associated with the Company's high-yield debt and emerging market loan activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management -- Policies and Procedures for

Specific Activities." The Company also trades senior secured loans of non-investment grade companies.

         FOREIGN EXCHANGE AND COMMODITIES

                  The Company actively trades a number of foreign currencies on a spot and forward basis with its customers, for its own account and to hedge its securities positions or liabilities. In connection with its market-making activities, the Company takes open positions in the foreign exchange market for its own account. The Company, on a more limited basis, enters into forward currency transactions as agent and principal. The Company is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange and is a leading dealer in OTC and exchange traded currency options on a worldwide basis. The Company also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals, base metals, crude oil, oil products, natural gas and related energy products. The Company is an active market-maker in swaps and OTC options on commodities such as metals, crude oil, oil products, natural gas and electricity, and offers a range of hedging programs relating to production, consumption and reserve/inventory management. The Company is also an electricity power marketer in the U.S.

         DERIVATIVES

                  The Company actively offers to clients and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products, some of which may be complex in structure, generally take the form of futures, forwards, options, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices. All of the Company's trading-related business units use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from proprietary trading activities. In addition, as a dealer in certain derivative products (most notably interest rate and currency swaps) the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its clients. Through the Company's triple-A rated subsidiary (Morgan Stanley Derivative Products Inc.), the Company also enters into swap and related derivative transactions with certain clients seeking a triple-A rated counterparty.* For a discussion of the various risks associated with the Company's derivative activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management -- Policies and Procedures for Specific Activities."

         RESEARCH

                  The Company, through its economists, industry analysts and strategists, is engaged in a wide range of research activities. The Company analyzes worldwide trends covering a broad

----------
* For a detailed discussion of the Company's use of derivatives, see 1996 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Derivative Financial Instruments" and "Notes to Consolidated Financial Statements, Note 5." In addition, the Company also uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability management and to reduce borrowing costs. See 1996 Annual Report to Stockholders, "Notes to Consolidated Financial Statements, Note 3."

range of industries such as aerospace and defense electronics, healthcare and insurance, as well as companies in the U.S. and internationally, and produces publications and studies on the economy, financial markets, portfolio strategy, technical market analyses, industry developments and individual companies. The Company also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies and securities and economic trends. Support for the sales and trading of fixed income securities is also provided in the form of quantitative and credit analyses and the development of research products that are distributed to the Company's clients. In addition, the Company provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques.

PRIVATE CLIENT SERVICES

                  Through its Private Client Services group ("PCS"), the Company extends its full range of investment advisory services and financial products to high net worth individuals and families, small and mid-sized institutions, small corporations and professional investors from offices in the U.S., Europe and Asia. PCS provides access to the Company's trading capabilities, its fundamental research and analytical products and its security underwritings. PCS investment professionals optimize global asset allocation requirements (including implementation of asset allocation strategies devised by the Company's asset management division) and manage the specific asset classes of private investors. PCS also offers private investors the opportunity to co-invest with the Company in its principal activities such as merchant banking, venture capital, foreign exchange, commodities or specialized funds. The Company's Swiss bank subsidiary, Bank Morgan Stanley AG, offers private banking services and the other PCS services to selected international clients.

ASSET MANAGEMENT

                  Through the Company's asset management division, which now includes the Morgan Stanley Asset Management division ("MSAM"), Miller Anderson & Sherrerd, LLP ("MAS") and Van Kampen American Capital, Inc. ("VKAC"), the Company provides global portfolio management to a wide range of institutions and individual clients.

                  MSAM and MAS primarily manage assets for institutions around the world, including corporations, non-profit organizations and governmental agencies investing in domestic and international equities and fixed income securities (including emerging markets). MSAM and MAS sponsor open-end mutual funds and closed-end funds with assets that include equities, taxable and tax-exempt fixed income securities and balanced and multi-asset-class products. MSAM and MAS also manage assets through separate accounts and pooled vehicles. MSAM provides a broad range of fiduciary and named fiduciary services for pension funds and trusts.

                  On October 31, 1996, the Company completed its acquisition of VK/AC Holding, Inc., the parent of VKAC. The addition of VKAC, the fourth largest non-proprietary mutual fund sponsor in the U.S. with approximately $61 billion of assets under management or supervision at November 30, 1996, broadens the Company's institutional-oriented asset management business to include the retail market. VKAC markets and provides investment advisory and administrative services to open- and closed-end funds and certain institutional clients (e.g., insurance companies, pension funds, municipalities, high net worth individuals and mutual funds sponsored by third parties), and markets and provides ongoing evaluation and credit surveillance for unit investment trusts ("UITs"). VKAC's sponsored fund assets include equities and taxable and tax-exempt fixed income securities. VKAC's sponsored UITs include portfolios of nationally diversified and single-state insured and uninsured municipal securities and, depending on market demand, also include portfolios of government securities, insured and uninsured corporate debt securities, global fixed income securities and equity securities. VKAC distributes its investment products primarily through a large and diversified network of unaffiliated national and regional broker-dealers, as well as commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners ("Retail Distribution Firms"), although a relatively small number of Retail Distribution Firms account for a substantial portion of sales of VKAC's products. VKAC has proprietary and preferred distribution relationships with several of its Retail Distribution Firms. In fiscal 1997, the Company expects to begin distributing certain domestic and international MSAM and MAS products through VKAC's distribution network.

                  As of November 30, 1996, through MSAM, MAS and VKAC, the Company was the sponsor of 123 open-end proprietary mutual funds, 51 proprietary closed-end funds and over 3,000 UITs.* The Company had approximately $171 billion of assets under management or supervision at November 30, 1996, of which approximately $36 billion related to international products. Assets under management or supervision were composed of approximately $52 billion related to open-end mutual funds, $16 billion related to closed-end funds, $12 billion related to UITs, $17 billion related to fiduciary accounts and $74 billion related to separate accounts, pooled vehicles and other arrangements.

GLOBAL SECURITIES SERVICES

                  Through its Morgan Stanley Services division ("MS Services"), the Company provides a full range of global custody and correspondent clearing services, including clearance and settlement, agency lending, foreign exchange, valuation and cash management. MS Services supports mutual funds, investment limited partnerships, investment managers, investment funds, insurance companies, banks, foundations, endowments, family trusts, government agencies, public and private pension funds and broker-dealers. Through MS Services, the Company maintains a network of 77 agent banks in 65 countries and had approximately $144 billion in global assets under custody at November 30, 1996.

                  On December 10, 1996, the Company announced that it had reached agreement with Barclays PLC ("Barclays") to acquire its institutional global custody business for consideration to be fixed over a period of time. The transaction involves approximately $250 billion of assets currently administered by Barclays, and the combination of the two global custody businesses would have increased the Company's assets under administration at November 30, 1996 to approximately $394 billion on a pro forma basis (assuming current clients of Barclays agree to become clients of the Company). Barclays has agreed to provide global

----------
* Such funds and UITs are registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Investment Company Act of 1940, as amended.

 subcustodial services to the Company for a period of time after completion of the acquisition. The acquisition is expected to be completed during the second quarter of fiscal 1997.

MERCHANT BANKING AND OTHER PRINCIPAL INVESTING

                  The Company has sponsored, acts as general partner for and invests in several limited partnerships which conduct a variety of activities broadly described as merchant banking. Such activities include, among other things, making commitments to purchase, and making negotiated investments in, equity and debt securities in merger, acquisition, restructuring, private investment and leveraged capital transactions. Such activities also include venture capital investments and investments in real estate assets, portfolios and operating companies. The Company typically contributes a minority of the capital of the merchant banking funds, and clients of the Company contribute the remaining capital. The Company typically receives management fees for operating the merchant banking funds, as well as a share of the profits of the funds when performance criteria have been met.

                  In the private equity area, Morgan Stanley Capital Partners III, L.P. ("MSCP III") was formed in 1994 with $1.9 billion in capital commitments to invest in private equity or equity-related securities of operating and financial services companies. As of November 30, 1996, MSCP III, and its predecessor funds which are no longer making new investments, had $1.8 billion of cost basis in their portfolios related to 30 companies in a wide range of industries.

                  In the venture capital area, Morgan Stanley Venture Partners III, L.P. ("MSVP III") was formed in November 1996 with $275 million in capital commitments to invest in private equity or equity-related securities of U.S. emerging growth companies, primarily in the healthcare and information technology sectors. As of November 30, 1996, MSVP III's predecessor funds, which are no longer making new investments, had $138 million of cost basis remaining in their portfolios related to 29 companies.

                  In the real estate area, The Morgan Stanley Real Estate Fund II, L.P. ("MSREF II") was formed in 1994 with approximately $1 billion in capital commitments to invest in real estate assets. As of November 30, 1996, MSREF II, and its predecessor fund which is no longer making new investments, had $921 million of cost basis in real estate with a total capitalization of $2.2 billion (including third party financing) remaining in their portfolios relating to 33 investments.

                  From time to time, the Company expects to sponsor additional funds and commit to invest in such funds.

                  Equity securities purchased in merchant banking and principal investment transactions ("investments") generally are held for appreciation, are not readily marketable and do not provide dividend income. As of November 30, 1996, the aggregate carrying value of the Company's investments (directly and indirectly through the above-referenced funds and Princes Gate and its affiliates and predecessors) in 95 privately held companies was $107 million and in 23 publicly held companies was $267 million. At November 30, 1996, the Company had aggregate commitments of approximately $208 million to make future investments in connection with its merchant banking and other principal investment activities (including Princes Gate). The Company's future commitments extend until November 2006.

                  It is not possible to determine whether or when the Company will realize the value of the investments, including any appreciation, dividends or other distributions thereon, since, among other things, such investments are generally subject to restrictions on such realization relating to the circumstances of particular transactions. Moreover, estimates of the eventual realizable value of the investments fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions or other factors, including the financial leverage involved in the underlying transactions. For a discussion of the various risks associated with the Company's merchant banking and other principal investment activities and the Company's policies and procedures with respect to the management and monitoring of these risks, see "Risk Management -- Policies and Procedures for Specific Activities."

                  The Company may also underwrite, trade, invest and make markets in, and publish research with respect to, the securities and senior loans of issuers in which the Company or the merchant banking funds have an investment. Such securities may include equity and high-yield debt securities of such issuers. In addition, the Company may provide financial advisory services to, and have securities and commodity trading relationships with, these issuers. From time to time, the Company may provide loans, financing commitments or other extensions of credit, including on a subordinated and interim basis, to companies (which may otherwise be leveraged) associated with its merchant banking and other principal investment activities.

FINANCE, ADMINISTRATION AND OPERATIONS

                  The Company's finance, administration and operations departments include Controllers, Credit, Corporate Services, Corporate Treasury, Information Technology, Internal Audit, Market Risk, Legal and Compliance, Tax, Office of Development and Operations. These departments support the Company's diverse global businesses through the processing of securities, foreign exchange and commodities transactions; receipt and delivery of funds and securities; safeguarding of customers' securities; internal financial controls, including management of global expenses, capital structure and funding; and ensuring compliance with regulatory and legal requirements. In addition, the Company has integrated recruitment, staffing, compensation and benefits, and career development and training initiatives to ensure that its human resources are aligned with strategic objectives. Certain of these areas also assist in the management and monitoring of the risks associated with the Company's business activities (see "Risk Management -- Risk Management and Monitoring Control Structure").

COMPETITION, REGULATION AND CERTAIN RISK FACTORS

                  The Company encounters intense competition in all aspects of the financial services business and competes worldwide directly with other firms, both domestic and international, a significant number of which have greater capital and other resources. Among the principal competitive factors affecting the Company's business are the Company's general reputation, the overall quality of its professionals, its ability to maintain existing client relationships and develop new ones, and its capability in originating and marketing innovative products and services. Moreover, the Company's ability to access capital at competitive rates (which is generally dependent on the Company's credit ratings) and commit capital are important competitive factors in relation not only to generating potentially higher sales and trading revenues, but also attracting business opportunities involving the facilitation of major transactions by clients.

                  In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition from other sources, such as commercial banks, insurance companies and other companies offering financial services. As a result of recent or pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets which have traditionally been dominated by investment banks has increased and may continue to increase in the near future. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. In addition, the two complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

                  The Company's business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the U.S. at both the federal and state levels and internationally. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. MS&Co. and certain other subsidiaries of the Company are broker dealers. MS&Co. is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and in all 50 states, the District of Columbia and Puerto Rico, and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange, Inc. ("NYSE"). Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences. Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other governmental regulatory and self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board) or changes in the interpretation or enforcement of existing laws and rules, may directly affect the manner of operation and profitability of the Company.*

                  As a futures commission merchant, MS&Co. is registered with the Commodity Futures Trading Commission ("CFTC") and its activities in the futures and options-on-futures markets are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of the Company are registered as commodity trading advisers and/or commodity pool operators with the CFTC. The Company's futures and options-on-futures business is also regulated by the National Futures Association, a not-for-profit

----------
* For a discussion of recent accounting matters that could have an impact on the Company's future financial condition, see 1996 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Potential Impact of Financial Accounting Standards Board Pronouncements and Exposure Drafts on the Company's Financial Statements."

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

                  The Company and certain other subsidiaries, including MS&Co., Morgan Stanley Asset Management Inc., MAS and certain affiliates of VKAC, are registered as investment advisers with the SEC and in certain states. Virtually all aspects of the Company's investment advisory business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's engaging in the investment advisory business for specified periods of time, the revocation of registrations under applicable laws or other censures and fines.

                  With respect to OTC derivatives, the Company is a member of the International Swaps and Derivatives Association (ISDA), the Group of 30 and the Derivatives Policy Group, a group of securities firms formed at the request of the SEC and CFTC to address concerns regarding the OTC derivatives activities of U.S. broker-dealer affiliates not subject to direct regulatory oversight. The Derivatives Policy Group has agreed to adhere to a voluntary oversight framework relating to reporting, capital, management controls and counterparty relationships.

                  Margin lending by certain subsidiaries of the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Morgan Stanley Trust Company, the Company's principal subsidiary that engages in custodial activities, is subject to regulation by the New York State Banking Department.

                  Certain of the Company's government securities activities are conducted through Morgan Stanley Market Products Inc., which is a member of the NASD and is registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of the Company.

                  Companies in the merchant banking portfolio that are in certain regulated industries (e.g., insurance, public utilities or broadcasting) could subject the Company to additional regulation by virtue of the Company's affiliation with the merchant banking funds that own equity interests in such companies or otherwise. For example, one merchant banking portfolio company owns several insurance companies which subjects the Company to certain state insurance holding company regulations that require the Company, among other things, to register with certain state regulatory authorities. These state insurance regulations also generally prohibit the acquisition of a controlling interest in the Company (which may be deemed to occur upon the acquisition of 10% or more of the outstanding voting stock of the Company) without the prior approval of the relevant state commissioners of insurance.

                  The Company's business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. For example, the Company's business in the United Kingdom is regulated by The Securities and Futures Authority Limited, the Bank of England and the Investment Management Regulatory Organisation Limited, and a number of exchanges, including the London Stock Exchange and the London International Financial Futures and Options Exchange. The Deutsche Bundesbank, the Bundesaufsichtsamt fuer das Kreditwesen (the Federal Banking Supervisory Authority), the Bundesaufsichtsamt fuer den Wertpapierhandel (the Federal Supervisory Authority for Securities Trading), the Deutsche Terminboerse (the German Futures Exchange) and the Frankfurt Stock Exchange regulate the Company's activities in the Federal Republic of Germany. The Company's business in Japan is subject to Japanese law applicable to foreign securities firms and related regulations of the Japanese Ministry of Finance and to the rules of the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange. The Monetary Authority of Singapore and the Singapore International Monetary Exchange Ltd. regulate the Company's business in Singapore; and the Company's operations in Hong Kong are regulated by the Securities and Futures Commission, The Stock Exchange of Hong Kong Ltd. and the Hong Kong Futures Exchange Ltd.

                  As registered broker-dealers and member firms of the NYSE, certain subsidiaries of the Company, including MS&Co., are subject to the SEC's net capital rule, and as a futures commission merchant MS&Co. is subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are considering imposing rules relating to capital requirements that apply to subsidiaries of the Company (such as rules that have been or will be promulgated in connection with the European Union Capital Adequacy Directive), including certain European subsidiaries that are considered banking organizations under local law. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit those operations of the Company that require the intensive use of capital, such as underwriting, merchant banking and trading activities, and the financing of customer account balances, and also restricts the Company's ability to withdraw capital from its subsidiaries, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business.

                  The "European Monetary Union" is scheduled to commence on January 1, 1999 when the European Currency Unit ("ECU") will be replaced by the "Euro" at a conversion rate of

1:1, and those national currencies which are to participate in the European Monetary Union will ultimately cease to exist as separate currencies by virtue of being replaced by the Euro. During a transition period of approximately three years, the national currencies would continue to be in circulation as units of the Euro at a rate of exchange irrevocably fixed during the course of 1998. At present, there is uncertainty as to (i) the countries that will participate in the European Monetary Union, (ii) the conversion rates of the participating currencies into the Euro and (iii) whether commencement of the European Monetary Union will occur on time. The European Monetary Union would have an impact on certain of the Company's businesses (e.g., foreign exchange and certain cash and derivative products related to the ECU and the participating currencies); however, the effects of the European Monetary Union have not been quantified at this time due to the uncertainties indicated above, and the Company will continue to monitor developments in this area.

                  The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 which could lead to business delays and disruptions in the U.S. and internationally. The Company has been modifying its computer systems to address this issue. However, due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or other entities not affiliated with the Company address this issue successfully.

RISK MANAGEMENT *

         RISK MANAGEMENT POLICY

                  Risk is an inherent part of the Company's businesses and activities. The financial services business and its profitability are affected by many factors of a national and international nature, including economic and market conditions, broad trends in business and finance, legislation and regulation affecting the national and international financial communities, inflation, the availability of capital, the availability of credit and the level and volatility of interest rates, currency values and market prices. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its activities is critical to its soundness and profitability. The Company's broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. From an operational perspective, the Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in each area of business activity: market risk, credit risk, operational risk, legal risk and funding risk. **

                  Risk management at the Company is an integrated process with independent oversight which requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management

----------
* For a further discussion of the Company's risk management policies and procedures, see 1996 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" and "Notes to Consolidated Financial Statements, Note 5."

** For a discussion of the Company's policies addressing funding risk, see 1996 Annual Report to Stockholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Funding and Capital Policies."

process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the financial services business, the Company's risk management policies and procedures are evolutionary in nature and are subject to ongoing review, modification and revision. Many of the Company's risk management and control practices are subject to periodic review by the Company's internal auditors and independent accountants, as well as interactions with various regulatory authorities. The Company continues to be committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company's risk management and monitoring systems and processes.

         RISK MANAGEMENT AND MONITORING CONTROL STRUCTURE

                  The Company has developed a multi-tiered approach for monitoring and managing its risks. The Finance and Risk Committee, authorized by the Company's Board of Directors, is chaired by the Company's Chief Financial Officer and is composed of senior officers with familiarity and expertise in dealing with risk management principles. It establishes the overall risk management policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company, and oversees liquidity and interest rate sensitivity of the Company's asset and liability position. The Firm Risk Manager heads the Firm Risk Management Group (the Market Risk, Credit and Internal Audit Departments that are all independent of the Company's business areas), which assists senior management and the Finance and Risk Committee in establishing, monitoring and controlling the Company's overall risk profile. With respect to the Company's major trading divisions (fixed income, equity, commodities and foreign exchange), division risk managers manage and monitor positions and set the overall division risk profile on a worldwide basis within established market risk limits, review major trading positions and strategies, and report major market and position events to the Firm Risk Manager. Desk risk managers perform similar functions with respect to a product area or particular product at the business unit and trading desk level.

                  During fiscal 1996, the Company established a Risk Management Advisory Board which advises the Firm Risk Management Group on risk measurement methodologies, models and systems and establishes review procedures for models used by the Company for valuation and risk measurement. Other departments within the Company, which are independent of the Company's business areas, that also are actively involved in monitoring the Company's risk profile include:
Controllers, Corporate Treasury, Information Technology, Legal and Compliance, Tax and Operations. In addition, the Company has certain commitment committees, composed of a cross-section of the Company's senior officers from various disciplines, that are involved in managing and monitoring the risks associated with the Company's diverse businesses. The High-Yield Commitment Committee and Equity Commitment Committee determine whether the Company should participate in a transaction involving the underwriting or placement of high-yield or equity securities, respectively, where the Company's capital and reputation may be at risk, and evaluate the potential revenues and risks involved with respect to particular transactions.

         MANAGEMENT AND MONITORING OF PRINCIPAL RISKS

                  Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. The Company manages the market risk associated with its trading activities Company-wide, on a divisional level worldwide and on an individual product basis. Specific market risk guidelines and limits have been approved for the Company and each trading division of the Company worldwide by the Finance and Risk Committee. Discrete market risk limits are assigned to business units and trading desks within trading areas which are compatible with the trading division limits. Division risk managers, desk risk managers and the Market Risk Department all monitor market risk measures against limits. The Market Risk Department independently reviews the Company's trading portfolios on a regular basis from a market risk perspective which includes value at risk and other quantitative and qualitative risk measurements and analyses. The Company may use measures, such as rate sensitivity, convexity, volatility and time decay measurements, to estimate market risk and to assess the sensitivity of positions to changes in market conditions. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, for certain products is performed periodically and reviewed by division risk managers, desk risk managers and the Market Risk Department.

                  The Company's exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, resulting in the Company incurring losses. The Finance and Risk Committee has approved Company-wide credit guidelines which limit the Company's credit exposure to any one counterparty. Specific credit risk limits based on the credit guidelines also have been approved by the Finance and Risk Committee for each type of counterparty (by rating category) as well as secondary positions of high-yield and emerging market debt, and the Credit Department administers and monitors the credit limits among trading divisions on a worldwide basis. In addition to monitoring credit limits, the Company manages the credit exposure relating to its trading activities by reviewing counterparty financial soundness periodically, by entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances and by limiting the duration of exposure. In certain cases, the Company may also close out transactions or assign them to other counterparties to mitigate credit risk.

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

                  Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see "Competition, Regulation and Certain Risk Factors"). The Company has established legal standards and procedures on a worldwide basis that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Department, has also established procedures, such as the Company's Code of Conduct, that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed globally. The Company also conducts on a regular basis education and training programs that emphasize protection of client interests and maintenance of the Company's reputation and global business franchise. In connection with its business, the Company has various procedures addressing a variety of issues, such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, money-laundering and record-keeping. The Company has also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable. In particular, the Company has adopted procedures, which are generally product-specific and vary in accordance with risk profile and market practice, to consider counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under local law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

         POLICIES AND PROCEDURES FOR SPECIFIC ACTIVITIES

                  Positions and commitments taken by the Company in connection with its merchant banking and other principal investment activities (see "Merchant Banking and Other Principal Investing") often may involve substantial amounts of capital and subject the Company to, among other things, risk due to significant exposure to one issuer, industry or business. Additionally, the equity securities owned by the Company and the funds sponsored by the Company in connection with the Company's principal investment activities are generally not highly liquid. All proposed investments made by the Company and the funds sponsored by the Company are reviewed and approved by senior professionals of the Company, and any proposed loans, financing commitments or other extensions of credit made by the Company in connection with its merchant banking and investment banking activities are reviewed and approved by senior management. The Company analyzes projected cash flows and returns of the prospective investment and sensitivities to changes in economic assumptions, and reviews, among other things, the prospective portfolio company's industry and its relative position in such industry as well as its future prospects. In the case of equity investments, the Company also negotiates with the portfolio company's other equity holders certain rights related to the management and strategic direction of the business, significant portfolio company transactions and exit strategy. With respect to any loans, financing commitments or other extensions of credit, the Company reviews the creditworthiness of the counterparty, the availability to the counterparty of financing generally, the likely overall financial return and the Company's available capital and funding sources. After any investment or loan, financing commitment or other extension of credit is made, the Company regularly monitors the investment or counterparty by, among other things, reviewing related business plans, financial performance and industry trends.

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

                  Derivatives facilitate risk transfer and enhance liquidity in the marketplace, and the origination and trading of derivatives have been utilized as efficient and cost effective tools that enable users to adjust risk profiles, such as interest rate or currency risk, or to take proprietary trading positions. Widespread acceptance of derivatives has contributed to the development of more complex OTC products structured for particular clients to address specific financing and risk management needs.* Derivative transactions may have both on- and off-balance sheet implications, depending on the nature of the contract, and the Company's use of derivative products may subject the Company to various risks.** In times of market stress, liquidity in certain derivatives positions, as well as in underlying cash instruments, may be reduced. Credit risk in the context of OTC derivative transactions relates to the potential for a counterparty to default on its contract and is represented by the replacement cost of all contracts in a gain position (after considering the effects of master netting agreements where applicable) rather than by the gross notional or contractual values. The risks associated with derivative products, including credit and market risks, are managed in a manner consistent with the Company's overall risk management policies as described above. The Company's exposure to changes in interest rates, foreign currencies and other factors is managed on an individual product basis, generally by entering into offsetting or other positions in a variety of financial instruments and derivative products. In addition, with respect to certain exchange-listed derivatives, the Company has agreements with customers that permit the Company to close out positions or require additional collateral (and in many cases require excess collateral) if certain events occur. In certain instances, the Company may also limit the types of derivative products that may be traded in a particular account.

----------
* As previously indicated, the Company also uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability management and to reduce borrowing costs. The risks associated with derivatives activities in this context are managed in a manner consistent with the Company's overall risk management policies.

** It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks.

ITEM 2.           PROPERTIES

                  The Company's executive offices are located at 1585 Broadway, New York, New York, where the Company occupies approximately 958,000 square feet as its New York headquarters. The Company also occupies approximately 364,000 square feet at 750 Seventh Avenue, New York, New York. Both the 1585 Broadway and 750 Seventh Avenue buildings are owned by the Company. The Company also leases space at various other locations in Manhattan under leases expiring between 1997 and 2002 and aggregating approximately 748,000 square feet. In addition, the Company leases space in Brooklyn, New York aggregating approximately 383,000 square feet under a lease expiring in 2013.

                  The Company's London headquarters are located at 25 Cabot Square, Canary Wharf (approximately three miles east of the City of London), and occupy approximately 641,000 square feet (inclusive of common areas) of a building constructed by the Company. The Company owns the ground lease obligation and the freehold interest in the land and the building. The Company also leases approximately 350,000 square feet at 20 Cabot Square, Canary Wharf, under a lease arrangement expiring in 2020.

                  The Company's Tokyo headquarters are located at Yebisu GPT, Ebisu, Shibuya-ku, where the Company occupies approximately 143,000 square feet of office space under a lease arrangement expiring in 1998, but renewable at the Company's option in two-year increments.

                  VKAC has corporate offices located in Oakbrook Terrace, Illinois, where it occupies approximately 191,000 square feet under a lease expiring in 2006, and corporate offices in Houston, Texas, where it occupies approximately 186,000 square feet under a lease expiring in 2000.

                  Most of the Company's other offices in the U.S. and internationally are located in leased premises, the leases for which expire at various dates through 2016. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company is involved in the following litigation matters:

I. The National Commercial Bank v. Morgan Stanley Asset Management Inc., et al. On May 2, 1994, a complaint was filed in the United States District Court for the Southern District of New York by The National Commercial Bank ("NCB") against Morgan Stanley Asset Management Inc. ("MSAM Inc.") and three present and former MSAM Inc. employees. The complaint alleged that NCB established a managed account at MSAM Inc. in or about February 1993 to trade United States Treasury securities and that in August 1993 that account suffered substantial losses. The complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and rule 10b-5 promulgated thereunder, common law fraud, common law constructive fraud, breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, and sought compensatory damages in excess of $39 million, punitive damages in an unspecified amount, costs, attorneys' fees and interest. On June 28, 1994, defendants filed answers to the complaint. On July 11, 1994, defendants filed third-party complaints against two employees of NCB, asserting claims over and for contribution and indemnity in the event defendants are determined to be liable to NCB. The complaint, answers and third-party complaints were thereafter amended. The claims against MSAM Inc.'s two present employees were thereafter dismissed without prejudice as were their claims against the two employees of NCB. Discovery is proceeding. On October 1, 1996, MSAM Inc. filed a motion for partial summary judgment on the claims under sections 10(b) and 20(a) of the Exchange Act and rule 10b-5 promulgated thereunder and for common law fraud, constructive fraud and negligent misrepresentation.

II. NASDAQ Antitrust Litigation. On December 16, 1994, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York against a total of 33 defendants, including MS&Co. The consolidated amended complaint alleged that MS&Co. and other participants and market makers on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") engaged in a conspiracy to fix the "spread" between bid and asked prices for securities traded on the NASDAQ in violation of Section 1 of the Sherman Act. The plaintiff class was alleged to include persons throughout the United States who are customers of the defendants or their affiliates and who purchased or sold securities on the NASDAQ during the period from May 1, 1989 through May 27, 1994. Plaintiffs were alleged to have been damaged in that they paid more for securities purchased on the NASDAQ, or received less for securities sold, than they would have but for the alleged conspiracy. The consolidated amended complaint sought compensatory damages, treble damages, declaratory and injunctive relief, attorneys' fees and costs. Judgment against each of the defendants was sought on a joint and several basis. On February 2, 1995, MS&Co. and the other named defendants filed a motion to dismiss, which was granted on August 10, 1995 with leave to replead. On August 22, 1995, plaintiffs filed a Refiled Consolidated Complaint which was identical in substance to the dismissed pleading except that it lists by name the stocks that plaintiffs contend were the subject of the alleged conspiracy. On December 18, 1995, MS&Co. filed its answer. On December 26, 1996, the court granted, in part, plaintiffs' motion for class certification. Discovery is proceeding.

III. MGN Pension Trustees Ltd., et al. v. Morgan Stanley Trust Company. On October 20, 1995, a complaint was filed against Morgan Stanley Trust Company ("MSTC") in the United States District Court for the Eastern District of New York by MGN Pension Trustees Ltd. (as trustee of the Mirror Group Pension Scheme) and The Law Debenture Trust Corporation plc (as trustee of the Maxwell Communication Pension Plan). The complaint alleged that MSTC breached a variety of duties purportedly owed to certain pension plans whose assets were managed by an entity controlled by the late Robert Maxwell. The complaint asserted claims for breach of contract, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, participation in a breach of fiduciary duty, fraud and aiding and abetting a fraud, and sought between $21.5 million and $142.3 million in compensatory damages, punitive damages in an unspecified amount, return of commissions, interest, costs and attorneys' fees. By orders dated November 27, 1996 and January 27, 1997, the court granted MSTC's motion to dismiss the action on the grounds of forum non conveniens. Plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

IV. Global Opportunity Fund Litigation. On December 19, 1995, 20 investors in a Cayman Islands investment fund named The Global Opportunity Fund (the "Fund") brought an action against Morgan Stanley Bank Luxembourg, S.A. ("MSBL") in Luxembourg Commercial

Court seeking damages in the amount of $44 million and costs. The apparent core of plaintiffs' complaint is that MSBL was responsible for providing certain net asset valuations to the Fund and performed that function in a negligent manner. A hearing is scheduled for November 5-6, 1997.

V. County of Orange and Moorlach v. Morgan Stanley & Co., Inc. On June 11, 1996, an adversary proceeding was commenced by Orange County and its Treasurer-Tax Collector against MS&Co. The proceeding was originally filed in the United States Bankruptcy Court for the Central District of California, where Orange County's Chapter 9 bankruptcy proceeding was then pending. The action is now pending before the United States District Court for the Central District of California. The complaint asserts that Orange County, acting through its former Treasurer-Tax Collector, entered into various reverse repurchase agreements and other transactions with MS&Co. which were beyond the County's authority or ultra vires, and, therefore, void. The complaint also asserts that MS&Co. allowed Orange County to enter into unsuitable transactions. In addition, the complaint alleges that MS&Co. violated the automatic stay provisions of the Bankruptcy Code when it liquidated the County's collateral and closed out certain reverse repurchase transactions subsequent to the County's December 6, 1994 bankruptcy filing. The complaint asserts claims for ultra vires, setoff, equitable subordination, restitution, enforcement of the automatic stay, avoidance of post-petition transfers and negligence, and seeks compensatory damages in an unspecified amount, declaratory and injunctive relief, restitution, interest, various costs and attorneys' fees. On August 29, 1996, MS&Co. filed its answer to the complaint. Discovery is proceeding.

VI. Department of Justice NASDAQ Investigation. On July 17, 1996, MS&Co. and 23 other dealers who make markets in securities traded on NASDAQ entered into a stipulation and order with the United States Department of Justice which simultaneously filed a civil complaint in the United States District Court for the Southern District of New York alleging that the 24 market makers had violated section 1 of the Sherman Act. The complaint asserts, and MS&Co. denies, that the various market makers had entered into a so-called "quoting convention" under which the market makers avoided the use of odd-eighth quotes when the spread between the bid and ask price was at least 3/4. The stipulation and order commits the 24 market makers to avoid engaging in certain practices which could support the existence of a purported "quoting convention" and to adopt various procedures to assure compliance with their agreement. The stipulation and order is subject to court approval and, if approved, will result in the dismissal of the complaint.

VII. Other. In addition to the matters described above, the Company, including MS&Co., has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. The Company, including MS&Co., is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

                  Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal periods, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal periods is set forth under the caption "Quarterly Results" on page 88 of the Registrant's 1996 Annual Report to Stockholders and such information is hereby incorporated herein by reference.

                  In connection with the acquisition of VK/AC Holding, Inc., the parent of VKAC, on October 31, 1996, MSAM Holdings II, Inc., a subsidiary of the Company ("MSAM II"), issued 259,058 shares of its 4% Exchangeable Redeemable Preferred Stock (the "MSAM II Preferred Stock"), exchangeable into common stock of the Company. The MSAM II Preferred Stock was issued in four series (Series A through D) to certain members of the management of VKAC, all of whom were accredited investors, in exchange for an aggregate of 87,110 shares of stock held by such persons in VK/AC Holding, Inc. in a transaction exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Series A, Series B, Series C and Series D MSAM II Preferred Stock may be exchanged during a 30-day period beginning November 1, 1997, 1998, 1999 and 2000, respectively, and upon the occurrence of certain events, including a change of control of MSAM II or the Company. Each share of MSAM II Preferred Stock is exchangeable into 2.0554985 shares of common stock of the Company, subject to adjustment from time to time to take into account certain events relating to the Company or the Company's outstanding common stock that may occur, including stock dividends or distributions, stock splits, combinations or reclassifications, consolidations or mergers (the "Exchange Ratio"). As a result of the proposed merger of the Company and DWD, the holders of the MSAM II Preferred Stock will have the right, at their option, to exchange any share of MSAM II Preferred Stock on the closing of the merger for either (I) a number of shares of common stock of the new company, Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"), equal to the product of (a) the Exchange
Ratio and (b) 1.65 (the number of shares of MSDWD that will be exchanged for each share of the Company's common stock as part of the merger) or (II) cash in an amount equal to the greater of (x) $100 per share of MSAM II Preferred Stock plus accrued and unpaid dividends or (y) the then current fair market value of the number of shares of MSDWD common stock determined in accordance with (I) above. See Part I, Item I, "Recent Development."

ITEM 6.           SELECTED FINANCIAL DATA

                  Selected Financial Data for the Registrant and its subsidiaries for each of the last five fiscal periods is set forth under the same caption on the inside cover of the 1996 Annual Report to

Stockholders. Such information (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 52 to 88 of such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 30 to 50 of the 1996 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 52 to 88 of such Annual Report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The consolidated financial statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon, are contained in the 1996 Annual Report to Stockholders on pages 51 to 88, and such information is hereby incorporated herein by reference, including the information appearing under the caption "Quarterly Results" on page 88 of such Annual Report.

                  The Statement of Financial Condition at December 31, 1996 and 1995 for the Morgan Stanley U.K. Group Profit Sharing Scheme (the "Plan"), the Statement of Changes in Plan Equity for the Years Ended December 31, 1996, 1995 and 1994 together with the Notes thereon and the Report of Independent Chartered Accountants appear as Exhibit 99.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table provides certain information about each of the Company's directors and executive officers on November 30, 1996:

Name                          Age                 Position
----                          ---                 --------

     Richard B. Fisher        60     Chairman of the Board of Directors,
                                     Managing Director and director of the
                                     Company and MS&Co.

     John J. Mack             52     President, Managing Director and director
                                     of the Company and MS&Co.

     Barton M. Biggs          64     Managing Director and director of the
                                     Company and MS&Co.

     Peter F. Karches         45     Managing Director and director of the
                                     Company and MS&Co.

     Sir David A. Walker      57     Managing Director and director of the
                                     Company and MS&Co. and director and
                                     Executive Chairman of Morgan Stanley Group
                                     (Europe) Plc

     Robert P. Bauman         65     Director of the Company

     Daniel B. Burke          68     Director of the Company

     S. Parker Gilbert        63     Director of the Company

     Allen E. Murray          67     Director of the Company

     Paul J. Rizzo            69     Director of the Company

     Jonathan M. Clark        59     General Counsel and Secretary of the
                                     Company and MS&Co. and Managing Director
                                     and director of MS&Co.

     Philip N. Duff           39     Chief Financial Officer and Managing
                                     Director of the Company and MS&Co. and
                                     director of MS&Co.

     Eileen K. Murray         38     Treasurer of the Company and MS&Co., Chief
                                     Accounting Officer of the Company and
                                     Managing Director of MS&Co.

              All directors hold office until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.
There are no family relationships among any directors or executive officers.

              Mr. Fisher has served as Chairman of the Board of Directors of the Company and MS&Co. since January 1991. From January 1984 through December 1990, he served as President of the Company and MS&Co. He has been a director and a Managing Director of the Company since July 1975 and a director and a Managing Director of MS&Co. since July 1970. He has also been a member of the Executive Committee of the Board of Directors (the "Executive Committee") from March 1986 and its Chairman from May 1991. He was a partner of Morgan Stanley & Co., the predecessor of MS&Co., from July 1970 through June 1975.

              Mr. Mack has been President of the Company and MS&Co. since June 1993. He has been a director and a Managing Director of the Company since December 1987 and was a director and a Managing Director of the Company from January 1979 to March 1986. Mr. Mack has been a director and a Managing Director of MS&Co. since January 1979. He has also been a member of the Executive Committee since December 1987.

              Mr. Biggs has been a director and a Managing Director of the Company since May 1991 and a director and a Managing Director of MS&Co. since July 1973. He was a director and a Managing Director of the Company from July 1975 to March 1986. He has also been a member of the Executive Committee since May 1991. He was a partner in Morgan Stanley & Co. from June 1973 through June 1975. Mr. Biggs is chairman of the board of directors of The Latin America Discovery Fund, Inc., Morgan Stanley Emerging Markets Fund, Inc., Morgan Stanley Africa Investment Fund, Inc., Morgan Stanley India Investment Fund, Inc., Morgan Stanley Asia-Pacific Fund, Inc., Morgan Stanley Emerging Markets Debt Fund, Inc., Morgan Stanley Global Opportunity Bond Fund, Inc., The Morgan Stanley High Yield Fund, Inc., The Pakistan Investment Fund, Inc., The Thai Fund, Inc., The Turkish Investment Fund, Inc., The Brazilian Investment Fund, Inc., The Malaysia Fund, Inc., Morgan Stanley Institutional Fund, Inc., Morgan Stanley Fund, Inc., Morgan Stanley Russia & New Europe Fund, Inc. and Morgan Stanley Universal Fund, Inc.

              Mr. Karches has been a director and a Managing Director of the Company since February 1994 and a director and a Managing Director of MS&Co. since January 1985. He has also been a member of the Executive Committee since February 1994.

              Sir David Walker has been a director of the Company since November 1994, a Managing Director of the Company since May 1995, a director of MS&Co. since February 1995 and a Managing Director of MS&Co. since November 1994. He has served as a director and the Executive Chairman of Morgan Stanley Group (Europe) Plc since December 1994. He has also been a member of the Executive Committee since November 1994. Before joining the Company, Sir David Walker was Deputy Chairman of Lloyds Bank Plc in England. From 1988 to 1992 he was Chairman of the Securities and Investments Board, the British authority that regulates the securities markets. From 1982 to 1988 he was the executive director of the Bank of England and remained as a non-executive director at the Bank until early 1993. Sir David Walker has been a non-executive director of Reuters Holdings PLC since April 1994.

              Mr. Bauman has been the non-executive chairman of British Aerospace PLC since May 1994. He served as chief executive officer of SmithKline Beecham Plc from 1989 until April 1994. Mr. Bauman is also a director of CIGNA Corporation and Union Pacific Corporation. Mr. Bauman has been a non-executive director of Reuters Holdings PLC since March 1994. Mr. Bauman has been a director of the Company since April 1996.

              Mr. Burke is retired. He served as chief executive officer of Capital Cities/ABC, Inc. from 1990 until February 1994. He also served as president and chief operating officer of that corporation from 1986 until February 1994 and was one of its directors from 1967 until February 1996. Mr. Burke is also a director of Consolidated Rail Corporation, Darden Restaurants, Inc., Rohm and Haas Company and The Washington Post Company. Mr. Burke has been a director of the Company since February 1994 and serves on both the Audit Committee of the Board of Directors (the "Audit Committee") and the Compensation Committee of the Board of Directors (the "Compensation Committee").

              Mr. Gilbert is retired. He served as Chairman of the Board of Directors of the Company and MS&Co. from January 1984 through December 1990. He served as President of the Company and MS&Co. from January 1983 through December 1983. He was a Managing Director of the Company from July 1975 through December 1990 and a director and a Managing Director of MS&Co. from May 1970 through December 1990. From January 1969 through June 1975, Mr. Gilbert was a partner in Morgan Stanley & Co. He has been a director of the Company since July 1975. Mr. Gilbert is also a director of Burlington Resources Inc., ITT Industries, Inc., and Taubman Centers, Inc.

              Mr. Murray is retired. He served as chairman of the board of directors and chief executive officer of Mobil Corporation from February 1986 until March 1994 and as one of its directors from May 1977 until March 1994. Mr. Murray also served as president and chief operating officer of that corporation from November 1984 until March 1993. He is also a director of Lockheed Martin Corporation, Metropolitan Life Insurance Company and Minnesota Mining & Manufacturing Company. Mr. Murray has been a director of the Company since November 1992. Mr. Murray is chairman of the Audit Committee and serves on the Compensation Committee.

              Mr. Rizzo is retired. He served as vice chairman of the board of directors of International Business Machines Corporation from January 1993 through December 1994 and from February 1983 to September 1987 and as a senior vice president from 1974 until February 1983. He has been a partner in Franklin Street Partners since 1992. From September 1987 until 1992, he was dean of Kenan-Flagler Business School at the University of North Carolina-Chapel Hill. Mr. Rizzo is also a director of Cox Enterprises, Inc., Johnson & Johnson, Kenan Transport Company, The McGraw-Hill Companies, Inc. and Ryder System, Inc. Mr. Rizzo was a director of the Company from July 1986 through December 1992 and has been a director since February 1995. Mr. Rizzo is chairman of the Compensation Committee and serves on the Audit Committee.

              Mr. Clark has been the General Counsel and Secretary of the Company and MS&Co. since February 1993. He has also been a director and a Managing Director of MS&Co since

February 1993. Before joining the Company, Mr.
Clark was a partner of Davis Polk & Wardwell, a New York law firm.

              Mr. Duff has been the Chief Financial Officer of the Company and MS&Co. since February 1994. He has been a Managing Director of the Company since November 1995, a director of MS&Co. since November 1995 and a Managing Director of MS&Co. since February 1993. From January 1991 to February 1993, he was a Principal of MS&Co.

              Ms. Murray has been the Treasurer of the Company and MS&Co. since May 1996 and Chief Accounting Officer of the Company since March 1994. She has been a Managing Director of MS&Co. since February 1994. From January 1991 to January 1994, she was a Principal of MS&Co.

ITEM 11.      EXECUTIVE COMPENSATION

                  Summary of Cash and Certain Other Compensation. The following table summarizes the compensation paid by the Company and its subsidiaries to the Company's five most highly compensated executive officers who were serving as executive officers at November 30, 1996 (the "named executive officers") for services rendered in all capacities to the Company and its subsidiaries for Fiscal 1994, Fiscal 1995 and Fiscal 1996 (as used in Part III, "Fiscal 1994" refers to the twelve-month period from February 1, 1994 to January 31, 1995; "Fiscal 1995" refers to the ten-month period from February 1, 1995 to November 30, 1995; and "Fiscal 1996" refers to the twelve-month period from December 1, 1995 to November 30, 1996).


                                                              SUMMARY COMPENSATION TABLE

                                                          Annual Compensation            Long-Term Compensation
                                                   ---------------------------------   -------------------------
                                                                                       Restricted       Securities
                                                                                         Stock          Underlying     All Other
         Name and                                                                       Award(s)         Options      Compensation
     Principal Position           Year (2)         Salary ($)(3)     Bonus ($)(3)(4)     ($)(5)          (#)(6)         ($)(7)
----------------------------      -------          -------------     ---------------   ----------        -------        ------

          Richard B. Fisher:        1996           $  575,000        $5,756,250        $4,142,128             --        $19,650
          Chairman of the           1995              477,329         4,187,004         2,072,349             --         15,150
          Board
          of Directors and          1994              575,000         2,062,500                --        198,276         15,000
          Managing
          Director(1)

          John J. Mack:             1996           $  550,000        $5,771,875        $4,154,366        181,598        $19,650
          President and             1995              456,575         4,140,308         2,046,186             --         15,150
          Managing Director         1994              550,000         2,025,000                --        193,192         15,000

          Barton M. Biggs:          1996           $  450,000        $3,490,625        $2,365,182             --        $18,150
          Managing Director         1995              373,562         2,801,713         1,294,128             --         13,650
                                    1994              450,000         1,700,000                --        149,130         15,000

          Peter F. Karches:         1996           $  450,000        $5,521,875        $3,958,326        181,598        $19,650
          Managing Director         1995              373,562         3,891,267         1,906,223             --         15,150
                                    1994              300,000         2,025,000                --        193,192         15,000

          Sir David A               1996           $  426,745        $3,505,159        $2,376,550        181,598        $18,150
          Walker(8):
          Managing Director         1995              360,991         1,721,585           687,335             --          3,244
                                    1994(9)            86,252           119,418                --          6,938             --


(1) As of the date hereof, the Company does not have an executive officer designated as "Chief Executive Officer"; however, for purposes of complying with rules of the SEC, Mr. Fisher is deemed the "CEO" in this table.

(2) In February 1995, the Board of Directors approved a change in the fiscal year-end of the Company from January 31 to November 30. Figures for Fiscal 1995 relate to the ten-month period commencing on February 1, 1995 and ending on November 30, 1995.

(3) Includes amounts contributed by each of the named executive officers to various deferred compensation plans of the Company.

(4) Includes amounts representing annual cash bonus. The amounts reported also include the value of units awarded pursuant to the 1988 Capital Accumulation Plan, a plan which provides participation in certain investments that the Company has made directly or indirectly in other entities.

(5) The amounts reported represent the market value of the Company's common stock, par value $1.00 per share (the "Common Stock"), underlying vested and unvested restricted stock units at the date of grant, without taking into account any diminution in value attributable to the restrictions on such stock units. Awards of restricted stock units were made on December 9, 1996 for performance in Fiscal 1996; the closing price of the Common Stock on that date as reported on the Consolidated Transaction Reporting System was $58 per share. Awards of restricted stock units were made on December 11, 1995 for performance in Fiscal 1995; the closing price of the Common Stock on that date as reported on the Consolidated Transaction Reporting System was $42.75 per share.

The vesting schedule for restricted stock units awarded as part of Fiscal 1996 compensation to all officers of the Company, including the named executive officers, is as follows: 75% of each award reported in the table above vested upon grant; the remaining 25% of the award will vest in five equal annual installments. The vesting schedule for restricted stock units awarded as part of Fiscal 1995 compensation to all Managing Directors, including the named executive officers, is as follows: 60% of each award reported in the table above vested upon grant; the remaining 40% of each award will vest in ten equal annual installments. Dividend equivalents are paid on restricted stock units (including unvested units) at the same rate as dividends paid to stockholders of Common Stock.

Vested and unvested restricted stock units awarded as part of Fiscal 1996 compensation generally do not convert into shares of Common Stock and are not transferable for five years after award. Vested and unvested restricted stock units awarded as part of Fiscal 1995 compensation generally do not convert into shares of Common Stock and are not transferable for ten years after award. Restricted stock units, whether vested or unvested, may not be sold, assigned, exchanged, pledged, hypothecated or otherwise disposed of or encumbered prior to the lapse of restrictions on transferability. Restricted stock units, whether vested or unvested, are subject to forfeiture in certain circumstances specified by the Compensation Committee.

The aggregate number of restricted stock units (including units awarded prior to the years reported) and the market value ascribed thereto as of November 30, 1996 for each of the named executive officers are as follows: Mr. Fisher-393,440 ($23,753,940); Mr. Mack- 388,883 ($23,478,811); Mr. Biggs- 248,467
($15,001,195); Mr. Karches- 476,741 ($28,783,238) and Sir David Walker- 57,053
($3,444,575). Such number of restricted stock units and market values ascribed to them give effect to restricted stock unit awards granted subsequent to the end of Fiscal 1996. The value ascribed to restricted stock units above has been reported in accordance with the rules of the SEC. The value ascribed to stock units by the Compensation Committee differs from the amounts reported herein. The initial value ascribed to vested restricted stock units by the Compensation Committee(which represented 75% of the award for Fiscal 1996 and 60% of the award for Fiscal 1995)is based on fair market value at the time of grant, as determined by the Compensation Committee. The Compensation Committee also grants additional stock units which vest over time (which represented 25% of the award for Fiscal 1996 and 40% of the award for Fiscal 1995) in order to compenstate for significant restrictions on disposition (by sale or otherwise) of the shares of Common Stock corresponding to all stock units. The value of stock-based compensation earned cannot be realized immediately and will be dependent on the market value of the Company's stock well into the future.

(6) Awards of stock options were made during Fiscal 1996 to certain Managing Directors, including certain named executive officers. These stock options were considered a supplement to, and not a part of, year-end compensation for Fiscal 1996. Awards of stock options were also made to all Managing Directors, including the named executive officers, for services performed in Fiscal 1994.

The vesting schedule for stock options awarded in Fiscal 1996 is as follows: 20% of each award reported in the table above will vest annually from 1998 through 2000 and the remaining 40% will vest in 2001. The stock options awarded in Fiscal 1996 become exercisable upon vesting and the expiration date is February 26, 2003.

The vesting schedule for stock options awarded as part of Fiscal 1994 compensation is as follows: 60% of each award reported in the table above vested and was exercisable upon grant, the remaining 40% of each award will vest and be exercisable in nine annual installments. The expiration date for the stock options awarded as part of Fiscal 1994 compensation is January 31, 2005. The terms of these stock option awards may vary slightly in certain non-U.S. jurisdictions.

Stock options, whether vested or unvested, may not be sold, assigned, exchanged, pledged, hypothecated or otherwise disposed of or encumbered. Stock options, whether vested or unvested, are subject to forfeiture in certain circumstances specified by the Compensation Committee. Any shares acquired upon the exercise of options awarded as part of Fiscal 1994 compensation generally may not be transferred or sold prior to January 31, 2005, except to the extent required to cover the exercise price and tax liability arising upon exercise.

(7) The amounts reported for Messrs. Fisher, Mack, Biggs and Karches consist of contributions by the Company to the Company's Deferred Profit Sharing Plan ("DPSP") and the Company's Employee Stock Ownership Plan ("ESOP"). For amounts reported for Fiscal 1996, the Company contributed 39% to the DPSP and 61% to the ESOP; for Mr. Biggs, the Company contributed 42% to the DPSP and 58% to the ESOP. For amounts reported for Fiscal 1995, the Company contributed 21% to the DPSP and 79% to the ESOP; for Mr. Biggs, the Company contributed 23% to the DPSP and 77% to the ESOP. For amounts reported for Fiscal 1994, the Company contributed 50% to the DPSP and 50% to the ESOP. Contributions to the DPSP and the ESOP are made on December 31 and relate to the preceding twelve months. The amounts reported for Sir David Walker consist of contributions by the Company to the Morgan Stanley UK Group Profit Sharing Scheme.

(8) U.S. Dollar amounts reported for Sir David Walker have been converted from Pound Sterling amounts at the average daily spot exchange rates for Fiscal 1994, 1995 and 1996, respectively.

(9) Sir David Walker joined the Company on November 18, 1994 and the amounts reported for Fiscal 1994 represent compensation received from that date through the end of Fiscal 1994.

Compensation to Managing Directors and Principals of MS&Co. who are not executive officers of the Company may exceed the compensation paid to the named executive officers.

                  Stock Options. The following table provides information concerning stock options granted to the following named executive officers during Fiscal 1996.


                                       OPTION GRANTS IN THE LAST FISCAL YEAR


                                     NUMBER OF     PERCENT OF
                                    SECURITIES   TOTAL OPTIONS
                                    UNDERLYING     GRANTED TO    EXERCISE
                                     OPTIONS       EMPLOYEES      PRICE                                     GRANT DATE
          NAME                    GRANTED (#)(1)  IN FISCAL YEAR ($/SH)(2)        EXPIRATION DATE     PRESENT VALUE ($)(3)
------------------------------    -------------   -------------- ---------       -----------------    --------------------
     John J. Mack ............    181,598            4.2%        $   49.56       February 26, 2003          $3,000,000

     Peter F. Karches ........    181,598            4.2%        $   49.56       February 26, 2003          $3,000,000

     Sir David A. Walker .....    181,598            4.2%        $   49.56       February 26, 2003          $3,000,000


----------
(1) The stock option grants provide that 20% will vest annually from 1998 through 2000, and the remaining 40% will vest in 2001. The stock options become exercisable upon vesting.

(2) The Compensation Committee approved the grant of stock options on February 26, 1996 with an exercise price equal to the average high and low sale price of a share of Common Stock as reported on the Consolidated Transaction Reporting System on February 26, 1996.

(3) Options were valued using a modified Black-Scholes option pricing model. The assumptions used as the variables in the model include:
         25.2% volatility (Common Stock price daily volatility for the two-year period prior to February 20, 1996); a 5.66% risk-free rate of return (the average continuous yield of a seven-year zero coupon U.S. Treasury Bond expiring February 15, 2003); a 1.5% annual dividend yield (the annualized dividend yield during February 1996); and a seven-year option life (equal to the term of the option, assuming exercise at the end of the option term). The data relating to the hypothetical value is presented pursuant to SEC rules. The actual amount, if any, realized upon the exercise of stock options will depend on the market price of the Common Stock relative to the exercise price of the stock option at the time the stock option is exercised. There is no assurance that the hypothetical values of the stock options reflected in the table will be realized.

                  Option Exercises and Fiscal Year-End Values. The following table provides information concerning stock option exercises in Fiscal 1996 and unexercised stock options held by each named executive officer as of November 30, 1996.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                         OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                                                        FY-END (#)(2)                     FY-END ($)(3)
                                                                -----------------------------     -----------------------------

                         SHARES ACQUIRED         VALUE
     NAME                 ON EXERCISE(#)     REALIZED($)(1)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
     ----------------     --------------     --------------     -----------     -------------     -----------     -------------
Richard B. Fisher .......   100,000            $3,460,020         379,914           71,370        $15,436,336       $2,098,992
John J. Mack ............   248,220             7,830,351         316,226          251,132         12,794,294        3,788,336
Barton M. Biggs .........    57,780             1,851,864         256,862           53,676         10,541,519        1,578,611
Peter F. Karches ........    45,000             1,531,829         285,066          251,132         11,370,999        3,788,336
Sir David A. Walker .....        --                    --              --          188,536                 --        1,947,387
---------------------

(1) The valuation represents the difference between the average high and low sale price of a share of Common Stock, as reported on the Consolidated Transaction Reporting System on the date of exercise, and the exercise price of the options exercised.

(2) The sale or disposition of shares of Common Stock underlying certain of the options is restricted.

(3) The value of unexercised, in-the-money options is based upon the difference between the exercise prices of all such options and $59.16, the fair market value, as determined by the Compensation Committee, of a share of Common Stock at the end of Fiscal 1996. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the Common Stock relative to the exercise price per share of Common Stock of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options reflected in this table will be realized.

                  Pension Plans. MS&Co.'s Pension Plan (the "Pension Plan") is a defined benefit pension plan which covers all employees of MS&Co. who have completed at least one year of service with MS&Co. or one of its affiliates. There is no maximum age limit to the eligibility requirements. The Pension Plan provides for normal retirement benefits beginning at age 65 but permits earlier retirement at or after attaining age 55 with ten years of Vesting Service as defined in the Pension Plan (five years if hired prior to January 1, 1988), subject to a reduction in benefits if payments commence earlier than age 60. Salary is defined to include the highest five years of base compensation during the last ten years prior to retirement, excluding bonuses, overtime and other supplemental compensation. All participants become vested after completing five years of service.

                  In addition to the Pension Plan, MS&Co. has adopted an Excess Benefit Plan for participants in the Pension Plan whose benefits are reduced pursuant to limitations imposed by the Internal Revenue Code of 1986, as amended, on pensions paid under federal income tax qualified plans. Employees covered by the Excess Benefit Plan receive a benefit equal to the amount of benefit disallowed under the Pension Plan due to such limitations, including for 1996 a $150,000 compensation limit (subject to being increased in $10,000 increments based on annual rates of inflation) on the amount of compensation that can be taken into account for qualified pension plan purposes.

                  MS&Co. also maintains a Supplemental Executive Retirement Plan covering current and former Managing Directors and Principals of MS&Co. who are not less than 55 years of age and have completed at least five years of service and whose age plus years of service equals or exceeds 65. Benefits without any reduction are paid if payment occurs at or after age 60. Benefits payable under the Supplemental Executive Retirement Plan, however, are reduced by benefits payable under the Pension Plan and the Excess Benefit Plan and pension plans of affiliates of MS&Co. and of former employers. For participants who commence receiving benefits in 1989 and beyond, the annual benefit payable under the Supplemental Executive Retirement Plan (as reduced in the preceding sentence) is further reduced to the extent that total retirement benefits do not exceed $140,000. Participants are fully vested under the Supplemental Executive Retirement Plan at all times. Messrs. Fisher and Biggs currently meet the eligibility requirements of the Supplemental Executive Retirement Plan.

                  The following table illustrates the total estimated annual normal retirement pension benefits, including Excess Benefit Plan and Supplemental Executive Retirement Plan amounts, payable upon normal retirement at age 65 to participants for the specified remuneration and years of credited service classifications set forth below. Benefit amounts are computed on a straight-life annuity basis. There is no off-set for the payment of social security benefits although the calculation of benefits takes social security covered compensation into consideration.

                                                PENSION PLAN TABLE

                       ANNUAL PENSION BENEFITS BASED ON YEARS OF CREDITED SERVICE AT AGE 65

         FINAL
        AVERAGE
        SALARY         5 YRS.         10 YRS.       15 YRS.      20 YRS.       25 YRS.       30 YRS.       35 YRS.
       --------       -------        --------       -------      -------       -------       -------       -------
       $100,000       $20,000         $30,000       $40,000      $50,000       $50,000       $55,000       $60,000
        150,000        30,000          45,000        60,000       75,000        75,000        82,500        90,000
        200,000        40,000          60,000        80,000      100,000       100,000       110,000       120,000
        250,000        50,000          75,000       100,000      125,000       125,000       137,500       140,000
        300,000        60,000          90,000       120,000      140,000       140,000       140,000       154,122
        350,000        70,000         105,000       140,000      140,000       140,000       154,605       180,372
        400,000        80,000         120,000       140,000      140,000       147,587       177,105       206,622
        450,000        90,000         135,000       140,000      140,000       166,337       199,605       232,872
        500,000       100,000         140,000       140,000      148,070       185,087       222,105       259,122
        550,000       110,000         140,000       140,000      163,070       203,837       244,605       285,372
        600,000       120,000         140,000       140,000      178,070       222,587       267,105       311,622
        650,000       130,000         140,000       144,802      193,070       241,337       289,605       337,872
        700,000       140,000         140,000       156,052      208,070       260,087       312,105       364,122

The compensation of the individuals named in the Summary Compensation Table for purposes of determining benefits under the Pension Plan, the Excess Benefit Plan and the Supplemental Executive Retirement Plan during calendar 1996 is the amount reported as base salary in the Summary Compensation Table above. As of January 31, 1997, the credited years of service (rounded to the nearest whole year) for each of the named executive officers are as follows: Mr.

Fisher-35; Mr. Mack-24; Mr. Biggs-24; Mr. Karches-21; and Sir David Walker-2 (with respect to the Supplemental Executive Retirement Plan only).

                  Sir David Walker is a participant in the Morgan Stanley UK Group Pension Plan (the "UK Plan"). During Fiscal 1996, the benefit structure of the U.K. Plan was changed from a defined benefit plan to a defined contribution plan. Permanent employees of Morgan Stanley UK Group in the United Kingdom who are under age 65 are eligible to participate in the UK Plan as of their date of hire. The UK Plan provisions which apply to Sir David Walker provide for normal retirement benefits beginning at age 65 but permit earlier retirement at or after attaining age 50, subject to a reduction in benefits if payments commence earlier than age 60.

                  In addition, Sir David Walker is provided with a supplemental benefit on the portion of his base salary which exceeds the amount of compensation that can be taken into account for determining pension benefits under applicable rules of the U.K. Inland Revenue, on the same general terms and conditions as those applicable under the UK Plan. The present U.K. Inland Revenue earnings limit is (pound)82,200 per annum (approximately $134,700 at November 30, 1996). Sir David Walker's total retirement benefit under the UK Plan (including the supplemental benefit) is 1/60th of final pensionable salary multiplied by years of pensionable service as of retirement.

                  As of November 30, 1996, the estimated annual benefit payable to Sir David Walker under the UK Plan and the supplemental arrangement described above at the earliest age when a participant in the UK Plan may retire with an unreduced benefit (age 60) was (pound)22,650 (approximately $37,100).

                  Director's Compensation. Messrs. Fisher, Mack, Biggs, Karches and Walker do not receive any additional compensation for acting as directors of the Company. Directors who are not employees of the Company or a subsidiary (the "Outside Directors") receive a director's fee of $40,000 for each full year served (prorated for those directors serving part of a year). Each Outside Director who served on the Board of Directors in Fiscal 1996 has been granted 400 shares of Common Stock pursuant to the Company's 1993 Stock Plan for Outside Directors for services to the Company during Fiscal 1996. Directors receive no additional compensation for participation on committees of the Board.

                  Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions. The Company's Compensation Committee is composed of Messrs. Rizzo, Burke and Murray, none of whom is, or during the previous year has been, an officer or employee of the Company.

                  During Fiscal 1996, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee; (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee; or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Voting Agreements. Certain stockholders of the Company hold their shares of Common Stock subject to agreements relating to, among other things, the voting and disposition of such shares. Such agreements include the Stockholders' Agreement dated as of February 14, 1986, as amended (the "Stockholders' Agreement"), among the Company and those persons who were stockholders (the "Recapitalization Signatories") of the Company at the time of a recapitalization effected in contemplation of the Company's initial public offering (all of whom were Managing Directors or Principals of MS&Co. and employees of the Company at such time) and certain agreements (the "MAS Agreements") entered into between the Company and certain former general partners of MAS (the "MAS Signatories") who received shares of Common Stock in connection with the Company's purchase of MAS completed on January 3, 1996. In addition, various voting agreements (the "Plan Agreements" and, together with the Stockholders' Agreement and the MAS Agreements, the "Voting Agreements") have been entered into between the Company, certain of its employees and/or a trustee for a trust that holds shares of Common Stock on behalf of such employees (together with the Recapitalization Signatories and the MAS Signatories, the "Signatories") in connection with the granting to such employees of stock awards, stock unit awards and/or option awards under each of the Company's 1988 Equity Incentive Compensation Plan (the "1988 Equity Incentive Compensation Plan") and the Company's 1995 Equity Incentive Compensation Plan (the "1995 Equity Incentive Compensation Plan" and, collectively with the 1988 Equity Incentive Compensation Plan, the "Equity Incentive Compensation Plans"), options under the Company's 1986 Stock Option Plan (the "Stock Option Plan") and performance units under the Company's Performance Unit Plan (the "Performance Unit Plan"). The shares of Common Stock subject to the Plan Agreements have been issued pursuant to stock awards or stock unit awards and performance units granted to eligible employees under the Equity Incentive Compensation Plans and the Performance Unit Plan, respectively, and upon the exercise of options granted to eligible employees under the Equity Incentive Compensation Plans and the Stock Option Plan, respectively. Shares of the Company's ESOP Convertible Preferred Stock (the "ESOP Stock"), each of which is entitled to 2.7 votes with respect to each matter to be voted on by shareholders, are not subject to any of the Voting Agreements.

                  The Voting Agreements provide that, before any vote of the stockholders of the Company occurs, a preliminary vote (the "Preliminary Vote") will be taken at which each Signatory who is an employee of the Company on such date may vote all of his shares of Common Stock subject to the Voting Agreements in such manner as such Signatory may determine in his sole discretion. At any meeting of the stockholders called to vote with respect to any corporate action, a Signatory who was an employee of the Company at the time of the Preliminary Vote or a trustee for a trust that holds shares of Common Stock corresponding to stock units awarded under the Equity Incentive Compensation Plans (including any such stock units awarded to former employees who do not participate in the Preliminary Vote) must vote the shares of Common Stock that are subject to the Voting Agreements in accordance with the vote of the majority of the shares of Common Stock voted in the Preliminary Vote. Signatories who are no longer employed by the Company on the date of the Preliminary Vote do not participate in the Preliminary Vote and are not required to vote their shares of Common Stock in accordance with the vote of the majority of the shares of Common Stock voted in the Preliminary Vote. At February 3, 1997, 48,250,541 shares of Common Stock (constituting approximately 28.7% of the votes that are entitled to be cast with respect to a corporate action) were subject to voting restrictions contained in the Voting Agreements and could be required to be voted in accordance with the results of any Preliminary Vote.

                  Stock Ownership of Management. The following table shows certain information concerning the number of shares of the Company's capital stock beneficially owned, directly or indirectly, as of February 3, 1997, by each director and named executive officer and by all current directors and executive officers as a group.

                                                                                                COMMON STOCK
                                                                                          -------------------------
                                                                                          AMOUNT AND
                                                                                           NATURE OF
                                                                                          BENEFICIAL       PERCENT
            BENEFICIAL OWNERS                                                              OWNERSHIP       OF CLASS
            -----------------                                                             -----------      --------
            Richard B. Fisher(1)(2)(3)(4)..........................................        4,072,111       2.6
            John J. Mack(1)(2)(3)(4)...............................................        2,345,725       1.5
            Barton M. Biggs(1)(2)(3)(4)............................................        2,517,539       1.6
            Peter F. Karches(1)(2)(3)(4)...........................................        1,163,374         *
            Sir David A. Walker(3).................................................           57,131         *
            Robert P. Bauman.......................................................            1,266         *
            Daniel B. Burke........................................................            3,200         *
            S. Parker Gilbert(2)(4)................................................        2,368,661       1.5
            Allen E. Murray........................................................            6,900         *
            Paul J. Rizzo..........................................................            3,726         *
            All current directors and executive officers as a group
               (13 persons)(1)(2)(3)(4)............................................       12,915,119       8.1

(1) Except as otherwise disclosed below, the voting and disposition of the shares of Common Stock beneficially owned by executive officers are subject to the Voting Agreements.

(2)      Includes 331,844; 299,384; 262,826; 292,792; 89,008 and 1,422,898
         shares for Messrs. Fisher, Mack, Biggs, Karches, Gilbert and all current directors and executive officers as a group, respectively, that may be acquired upon the exercise of options that are exercisable within 60 days after February 3, 1997. Such options were granted pursuant to the 1988 Equity Incentive Compensation Plan or the Stock Option Plan.

(3)      Includes 393,440; 388,883; 248,467; 476,741; 57,053 and 1,781,032
         shares of Common Stock underlying stock unit awards granted Messrs. Fisher, Mack, Biggs, Karches, Walker and all current directors and executive officers as a group, respectively, as part of compensation pursuant to the Equity Incentive Compensation Plans. With respect to all such stock unit awards, an equivalent number of shares of Common Stock held in trust may be voted in accordance with the Voting Agreements.

(4)      Includes 2,757; 2,757; 2,692; 2,757; 705 and 15,720 shares of Common
         Stock into which shares of ESOP Stock are convertible which have been allocated to Messrs. Fisher, Mack, Biggs, Karches, Gilbert and all current directors and executive officers as a group, respectively. Each share of ESOP Stock is convertible into two shares of Common Stock. Each share of ESOP Stock is entitled to 2.7 votes with respect to each matter that may be voted on. ESOP participants have the ability to direct the voting with respect to ESOP Stock allocated to them. Such shares are not subject to the Voting Agreements.

----------
* Indicates beneficial ownership of less than 1% of the outstanding Common
Stock.

                  Principal Stockholders. The following table sets forth certain information regarding each person or group of persons known to the Company as of February 3, 1997 to be the beneficial owner of more than 5% of any class of the Company's voting securities.

                                                                  SHARES OF COMMON STOCK
         NAME OF PERSONS OR IDENTITY OF GROUP                   BENEFICIALLY OWNED NUMBER       PERCENT
--------------------------------------------------------        -------------------------       -------
Signatories to Voting Agreements(1).....................        58,715,600 (2)(3)(4)(5)         35

(1) The voting of the shares of Common Stock received in connection with the Company's 1986 recapitalization effected in contemplation of the Company's initial public offering (the "Recapitalization Common Stock") is subject to the voting restrictions contained in the Stockholders' Agreement. The voting of Common Stock issued to certain employees in connection with the Equity Incentive Compensation Plans, the Stock Option Plan, the Performance Unit Plan and the Company's purchase of MAS is generally subject to similar voting restrictions. The information provided relates to the voting power of such securities. The Signatories to the Voting Agreements do not share dispositive power. See "Voting Agreements" above.

         Except as otherwise determined by the Board of Directors of the Company and subject to applicable legal requirements, the Recapitalization Signatories may dispose or transfer their Recapitalization Common Stock only in accordance with the terms of the Stockholders' Agreement. Similar restrictions apply to Common Stock acquired pursuant to the Performance Unit Plan and/or Stock Option Plan (collectively with the Recapitalization Common Stock, "Total Restricted Stock"). Shares subject to such restrictions may only be disposed of in accordance with the following age restrictions and percentages of Total Restricted
         Stock: under age 35 -- 0%, ages 35-38 -- 10%, ages 39-42 -- 20%, ages
         43-46 -- 30%, ages 47-49 -- 40%, ages 50 and above -- 50%. Such restrictions are in effect only while a holder of such Total Restricted Stock remains an employee of the Company.

(2) Includes 9,297,310 shares of Common Stock that may be acquired upon the exercise of options that are exercisable within 60 days after February 3, 1997. Such options were granted pursuant to the 1988 Equity Incentive Compensation Plan or the Stock Option Plan. Of these shares, 128,188 are not subject to the Voting Agreements.

(3) Includes 27,414,199 shares underlying stock unit awards granted pursuant to the Equity Incentive Compensation Plans. An equivalent number of shares of Common Stock held in trust will be voted in accordance with the results of a Preliminary Vote.

(4) Includes 1,167,749 shares of Common Stock that are not subject to the Voting Agreements.

(5) Does not include 998,145 shares of Common Stock into which shares of ESOP Stock are convertible which have been allocated to the Signatories. Each share of ESOP Stock is convertible into two shares of Common Stock. Each share of ESOP Stock is entitled to 2.7 votes with respect to each matter to be voted on by the Company's shareholders. Such shares are not subject to the Voting Agreements.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Other than as described herein, no director or executive officer of the Company was indebted to the Company during Fiscal 1996 for any amount in excess of $60,000, and there were no related party transactions among the Company and its executive officers, directors and the holders of more than 5% of the outstanding shares of Common Stock.

                  Mr. Mack, through a corporation, owns an interest in an aircraft that was utilized in Company business. Aggregate payments made by the Company to the corporation for property and services during the period from December 1, 1995 to December 31, 1996 were $152,585. Payments for property and services were made on terms that the Company believes could have been obtained from non-affiliated third parties for comparable transactions.

                  The Company extends, and in the ordinary course of its business during Fiscal 1996 the Company extended, credit to certain directors, officers and employees of the Company and MS&Co., as well as to members of their immediate families, in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated third parties, and did not involve more than normal risk of collectibility or present other unfavorable features. To the extent that officers and employees of the Company, MS&Co. and MSIL (and members of their immediate families) wish to purchase securities in brokerage transactions, they are ordinarily required to do so through MS&Co. or MSIL, as the case may be, which offers them a discount of 40% on its standard commission rate. MS&Co. and the Company's other broker-dealer subsidiaries also, from time to time and in the ordinary course of business, enter into transactions involving the purchase or sale of securities from or to certain directors, officers and employees of the Company, MS&Co. and the Company's other broker-dealer subsidiaries, as the case may be, and members of their immediate families, as principal. Such purchases and sales of securities on a principal basis are effected at a discount from the dealer mark-up or mark-down, as the case may be, charged to non-affiliated third parties. Pursuant to its stock repurchase authorization, the Company also may repurchase or acquire shares of Common Stock in the open market and in privately negotiated transactions, including transactions with directors, executive officers and employees. Such transactions are in the ordinary course of business and at prevailing market prices.

                  The Company, from time to time, also makes advances to certain of its directors, officers and employees against commissions and other compensation that would otherwise be payable to them in the ordinary course of business and loans in connection with housing and relocation expenses. No interest is charged by the Company on such advances and loans.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           DOCUMENTS FILED AS PART OF THIS REPORT:

         1 Financial Statements. The financial statements required to be filed hereunder are listed on page F-1 hereof.

         2 Financial Statement Schedules. The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

         3 Exhibits. Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by the Registrant under the Securities Act of 1933, as amended, or to reports or registration statements filed by the Registrant under the Securities Exchange Act of 1934, as amended, respectively, and are hereby incorporated by reference to such statements or reports.

                  2.1 Agreement and Plan of Merger dated as of June 21, 1996 among VK/AC Holdings, Inc., Morgan Stanley Group Inc., MSAM Holdings II, Inc. and MSAM Acquisition Inc. (Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996).

                  2.2 Agreement and Plan of Merger dated as of February 4, 1997 between Dean Witter, Discover & Co. and Morgan Stanley Group Inc. (Current Report on Form 8-K dated February 4, 1997).

                  3.1 Restated Certificate of Incorporation of the Company, as amended to date (Registration Statement on Form 8-A dated December 16, 1996).

                  3.2 By-Laws of the Company, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

                  4.1 Restated Certificate of Incorporation of the Company, as amended to date (see Exhibit 3.1).

                  4.2 Stockholders' Agreement dated February 14, 1986, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  4.3 Form of Consent and Amendment dated as of January 31, 1996 between the Company and certain signatories to the Stockholders' Agreement referred to in Exhibit
                           4.2 (Annual Report on Form 10-K for the fiscal period ended November 30, 1995).

                  4.4 Senior Indenture dated as of April 15, 1989 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).

                  4.5 First Supplemental Senior Indenture dated as of May 15, 1991 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  4.6 Second Supplemental Senior Indenture dated as of April 15, 1996 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Current Report on Form 8-K dated May 6, 1996).

                  4.7 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  4.8 First Supplemental Subordinated Indenture dated as of May 15, 1991 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).

                  4.9 Second Supplemental Subordinated Indenture dated as of April 15, 1996 between the Company and The First National Bank of Chicago, as trustee (Current Report on Form 8-K dated May 6, 1996).

                  4.10 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Current Report on Form 8-K dated December 1, 1993).

                  4.11 Voting Agreement dated March 5, 1991 among the Company, State Street Bank and Trust Company and Other Persons Signing Similar Voting Agreements (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  4.12 Instruments defining the Rights of Security Holders, Including Indentures - In addition to Exhibits 4.1 through 4.11 herein, pursuant to paragraph
                           (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                  10.1+ Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  10.2+ Form of Agreement under the Morgan Stanley Group Inc. Officers' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).
----------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

                  10.8+ Morgan Stanley Group Inc. 1988 Equity Incentive Compensation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).

                  10.9+ Morgan Stanley Group Inc. 1995 Equity Incentive Compensation Plan (Proxy Statement for 1996 Meeting of Stockholders).

                  10.10+ Morgan Stanley Group Inc. 1988 Capital Accumulation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  10.11+ Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                  10.12+* Deferred Compensation Agreement under the Pre-Tax Incentive Program 2.

                  10.13 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

----------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*        Filed herewith.

         10.14* First Amendment to Trust Agreement dated April 3, 1996 between the Company and State Street Bank and Trust Company.

         10.15 Agreement of Lease dated May 13, 1986 between Morgan Stanley & Co. Incorporated and Forest City Pierrepont Associates, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         10.16 Agreement of Sublease between McGraw Hill, Inc. and Morgan Stanley & Co. Incorporated, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         10.17 Lease dated January 22, 1993 between Rock-McGraw, Inc. and Morgan Stanley & Co. Incorporated (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         10.18 Agreement of Lease dated February 10, 1995 among Canary Wharf Limited, Morgan Stanley UK Group and the Company (Annual Report on Form 10-K for the fiscal year ended January 31,
                  1995).

         10.19 Stock Option Agreement dated as of February 4, 1997 between Dean Witter, Discover & Co., as Issuer, and Morgan Stanley Group Inc., as Grantee (Current Report on Form 8-K dated February 4, 1997).

         11*      Statement Re: Computation of Earnings Per Share.

         12* Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

         13* The following portions of the Company's 1996 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

                  13.1     "Quarterly Results" (page 88).

                  13.2 "Selected Financial Data" (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") (Inner Cover).

                  13.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 30 to
                           50).

                  13.4 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon (pages 51 to 88).


         21*      Subsidiaries of the Company.

----------
*        Filed herewith.

         23.1*    Consent of Ernst & Young, LLP.

         23.2* Consent of Ernst & Young, LLP with respect to the Financial Statements for the fiscal year ended December 31, 1996 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

         24       Powers of Attorney (included on signature page).

         27*      Financial Data Schedule.

         99* Financial Statements for the fiscal year ended December 31, 1996 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

(b)           Form 8-K dated October 2, 1996, Items 5 and 7.

----------
*        Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 1997.

                                              MORGAN STANLEY GROUP INC.

                                           By /s/ Richard B. Fisher
                                              ---------------------
                                              Richard B. Fisher
                                              Chairman of the Board of Directors

                                POWER OF ATTORNEY

     We, the undersigned directors and executive officers of Morgan Stanley Group Inc., hereby severally constitute Jonathan M. Clark, Robert G. Scott and Ralph L. Pellecchio, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th of February, 1997.

   Signature                                     Title
   ---------                                     -----

/s/ Richard B. Fisher                       Chairman, Managing Director
------------------------                    and Director
(Richard B. Fisher)

/s/ John J. Mack                            President, Managing Director
------------------------                    and Director
(John J. Mack)

/s/ Barton M. Biggs                         Managing Director and Director
------------------------
(Barton M. Biggs)

/s/ Peter F. Karches                        Managing Director and Director
------------------------
(Peter F. Karches)

/s/ Sir David A. Walker                     Managing Director and Director
------------------------
(Sir David A. Walker)

 /s/ Philip N. Duff                         Chief Financial Officer
------------------------                    and Managing Director
(Philip N. Duff)

 /s/ Eileen K. Murray                       Treasurer and Chief Accounting
------------------------                    Officer
(Eileen K. Murray)

   Signature                                     Title
   ---------                                     -----
/s/ Robert P. Bauman                        Director
------------------------
(Robert P. Bauman)

/s/ Daniel B. Burke                         Director
------------------------
(Daniel B. Burke)

/s/ S. Parker Gilbert                       Director
------------------------
(S. Parker Gilbert)

/s/ Allen E. Murray                         Director
------------------------
(Allen E. Murray)

/s/ Paul J. Rizzo                           Director
------------------------
(Paul J. Rizzo)

                           Morgan Stanley Group Inc.
                         Index to Financial Statements
                       and Financial Statement Schedules
                        Items (14)(a)(1) and (14)(a)(2)

                                                                                                  PAGE
                                                                                                  ----
FINANCIAL STATEMENTS                                                          FORM 10-K                     ANNUAL REPORT
--------------------                                                          ---------                     -------------

     Report of Independent Auditors ....................                                                    51

     Consolidated Statement of Financial ...............                                                    52
       Condition at November 30, 1996
       and November 30, 1995

     Consolidated Statement of Income for ..............                                                    54
       the Fiscal Year Ended November 30, 1996,
       the Fiscal Period Ended November 30, 1995
       and the Fiscal Year Ended January 31, 1995

     Consolidated Statement of Cash Flows ..............                                                    55
       for the Fiscal Year Ended November 30, 1996,
       the Fiscal Period Ended November 30, 1995
       and the Fiscal Year January 31, 1995

     Consolidated Statement of Changes .................                                                    56
       in Stockholders' Equity for the
       Fiscal Year Ended November 30, 1996,
       the Fiscal Period Ended November 30, 1995
       and the Fiscal Year Ended January 31, 1995

     Notes to Consolidated Financial ...................                                                    58
       Statements

     FINANCIAL STATEMENT SCHEDULES

     Schedule I - Condensed Financial ..................                     F-2 - F-5
       Information of Registrant Morgan
       Stanley Group Inc. (Parent Company
       Only) - Condensed Financial Statements
       for the Fiscal Year Ended November 30, 1996,
       the Fiscal Period Ended November 30, 1995
       and the Fiscal Year Ended January 31, 1995

                                                                      SCHEDULE I
                           Morgan Stanley Group Inc.
                             (Parent Company Only)

                   Condensed Statement of Financial Condition
                    November 30, 1996 and November 30, 1995

                   (Dollars in thousands, except share data)

                                                                             November 30,      November 30,
                                                                                 1996              1995
                                                                             ------------      ------------
          Assets:
          Cash and interest-bearing equivalents ........................     $          -      $     57,994
          Financial instruments owned ..................................          700,493           543,073
          Advances to subsidiaries .....................................       39,901,432        26,201,837
          Investment in subsidiaries, at equity ........................        6,576,247         4,871,122
          Other assets .................................................          964,383           589,155
                                                                             ------------      ------------
          Total assets .................................................     $ 48,142,555      $ 32,263,181
                                                                             ============      ============
          Liabilities and Stockholders' Equity:
          Short-term borrowings ........................................     $ 16,536,711      $ 10,173,519
          Payables to subsidiaries .....................................       11,622,531         8,037,076
          Other liabilities and accrued expenses .......................          606,418           590,534
          Long-term borrowings .........................................       12,838,590         8,287,688
                                                                             ------------      ------------
                                                                               41,604,250        27,088,817
                                                                             ------------      ------------
          Commitments and contingencies

          Stockholders' equity:
           Preferred stock .............................................        1,222,712           817,523
           Common stock, $1.00 par value; authorized 600,000,000 shares;
            issued 163,236,893 shares at November 30, 1996
            and 162,838,920 shares at November 30, 1995* ...............          163,237           162,839
           Paid-in capital* ............................................        1,144,305           730,356
           Retained earnings ...........................................        4,503,698         3,815,224
           Cumulative translation adjustments ..........................          (10,512)           (8,984)
                                                                             ------------      ------------
              Subtotal .................................................        7,023,440         5,516,958

           Less:
              Note receivable related to sale of preferred stock to ESOP           77,721            88,559
              Common stock held in treasury, at cost
                (9,894,271 shares at November 30, 1996
                and 7,635,174 shares at November 30, 1995)* ............          407,414           254,035
                                                                             ------------      ------------
               Total stockholders' equity ..............................        6,538,305         5,174,364
                                                                             ------------      ------------
          Total liabilities and stockholders' equity ...................     $ 48,142,555      $ 32,263,181
                                                                             ============      ============


* Amounts for fiscal 1995 have been retroactively adjusted to give effect for a two-for-one stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 1996.

See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I


                            Morgan Stanley Group Inc.
                              (Parent Company Only)

                          Condensed Statement of Income
      For the Fiscal Year Ended November 30, 1996, the Fiscal Period Ended
          November 30, 1995 and the Fiscal Year Ended January 31, 1995

                    (Dollars in Thousands, Except Share Data)

                                                          Fiscal Year Ended    Fiscal Period Ended    Fiscal Year Ended
REVENUES:                                                      November 30,           November 30,          January 31,
                                                                       1996                   1995                 1995
                                                         ------------------   --------------------   ------------------
Interest and dividends                                   $        3,037,461   $          1,490,239   $        1,312,628
Principal transactions                                              (63,439)                22,090               11,875
Fiduciary fees                                                       20,914                 15,137               12,683
Other                                                                 2,026                    370                  (93)
                                                         ------------------   --------------------   ------------------

     Total revenues                                               2,996,962              1,527,836            1,337,093

Interest expense                                                  3,002,423              1,540,677            1,263,495

Expenses excluding interest                                           1,080                  8,231               10,312
                                                         ------------------   --------------------   ------------------

(Loss) income before income tax (benefit) provision
     and equity in earnings of subsidiaries                          (6,541)               (21,072)              63,286

Income tax (benefit) provision                                       (8,092)               (17,544)              29,296
                                                         ------------------   --------------------   ------------------
Income (loss) before equity in earnings of subsidiaries               1,551                 (3,528)              33,990
Equity in earnings of subsidiaries, net of tax                    1,028,010                603,665              360,884
                                                         ------------------   --------------------   ------------------

Net income                                               $        1,029,561   $            600,137   $          394,874
                                                         ==================   ====================   ==================

Preferred stock dividend requirements                    $           66,282   $             54,155   $           64,723
                                                         ==================   ====================   ==================

Earnings applicable to common shares (1)                 $          963,279   $            545,982   $          330,151
                                                         ==================   ====================   ==================

Average common and common equivalent
     shares outstanding (1) (2)                                 153,514,483            156,912,678          157,793,216
                                                         ==================   ====================   ==================

Primary earnings per share (2)                           $             6.27   $               3.48   $             2.09
                                                         ==================   ====================   ==================

Fully diluted earnings per share (2)                     $             5.96   $               3.33   $             2.02
                                                         ==================   ====================   ==================


(1) Amounts shown are used to calculate primary earnings per share.

(2) Amounts for fiscal 1995 and fiscal 1994 have been retroactively adjusted to give effect for a two-for-one stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 1996.

See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I


                            Morgan Stanley Group Inc.
                              (Parent Company Only)

                        Condensed Statement of Cash Flows
      For the Fiscal Year Ended November 30, 1996, the Fiscal Period Ended
          November 30, 1995 and the Fiscal Year Ended January 31, 1995

                             (Dollars in Thousands)

                                                                                   Fiscal Year Ended    Fiscal Period Ended
                                                                                        November 30,           November 30,
                                                                                                1996                   1995
                                                                                  ------------------   --------------------
Cash flows from operating activities:
   Net income                                                                     $        1,029,561   $            600,137
   Adjustments to reconcile net income to net cash
       used for operating activities:
         Non-cash charges (credits) included in net income:
             Deferred income taxes                                                           (62,053)                (9,966)
             Compensation payable in common or preferred stock                               426,080                165,420
             Equity in subsidiaries' earnings, net of dividends                            1,668,810                818,544
         (Increase) decrease in assets:
             Financial instruments owned                                                    (157,420)                44,833
             Investment in and advances to subsidiaries, at equity                       (15,804,317)            (8,490,001)
             Other assets                                                                   (338,321)              (380,582)
         Increase (decrease) in liabilities:
             Payables to subsidiaries                                                      3,585,455              3,519,194
             Other liabilities and accrued expenses, net of deferred liabilities              78,002                280,467
                                                                                  ------------------   --------------------

   Net cash used for operating activities                                                 (9,574,203)            (3,451,954)

Cash flows from investing activities:
       Purchase of Miller Anderson & Sherrerd, LLP,  net of cash acquired                   (199,783)                     -
       Purchase of Van Kampen American Capital, Inc.,net of cash acquired                   (986,425)                     -
                                                                                  ------------------   --------------------

   Net cash used for investing activities                                                 (1,186,208)                     -

   Cash flows from financing activities:
       Net proceeds related to short-term borrowings                                       6,363,192              2,875,282
       Proceeds from:
         Issuance of common stock                                                            111,713                 78,513
         Issuance of 7-3/4% Cumulative Preferred Stock                                       197,174                      -
         Issuance of Series A Fixed/Adjustable Rate Cumulative Preferred Stock               342,833                      -
         Issuance of long-term borrowings                                                  5,873,615              1,899,417
       Payments for:
         Repurchase of common stock                                                         (507,287)              (103,126)
         Repayments of long-term borrowings                                               (1,361,913)            (1,195,501)
         Redemption of 9.36% Cumulative Preferred Stock                                     (137,500)
       Cash dividends                                                                       (179,410)              (122,941)
                                                                                  ------------------   --------------------

   Net cash provided by financing activities                                              10,702,417              3,431,644
                                                                                  ------------------   --------------------

   Net decrease in cash and interest-bearing equivalents                                     (57,994)               (20,310)

   Cash and interest-bearing equivalents, at beginning of year                                57,994                 78,304
                                                                                  ------------------   --------------------
   Cash and interest-bearing equivalents, at end of year                          $                -   $             57,994
                                                                                  ==================   ====================

                                                                                   Fiscal Year Ended
                                                                                         January 31,
                                                                                                1995
                                                                                  ------------------
Cash flows from operating activities:
   Net income                                                                     $          394,874
   Adjustments to reconcile net income to net cash
       used for operating activities:
         Non-cash charges (credits) included in net income:
             Deferred income taxes                                                            19,747
             Compensation payable in common or preferred stock                               116,481
             Equity in subsidiaries' earnings, net of dividends                               79,878
         (Increase) decrease in assets:
             Financial instruments owned                                                      48,955
             Investment in and advances to subsidiaries, at equity                        (5,700,470)
             Other assets                                                                   (110,979)
         Increase (decrease) in liabilities:
             Payables to subsidiaries                                                      3,885,791
             Other liabilities and accrued expenses, net of deferred liabilities            (139,983)
                                                                                  ------------------

   Net cash used for operating activities                                                 (1,405,706)

Cash flows from investing activities:
       Purchase of Miller Anderson & Sherrerd, LLP,  net of cash acquired                          -
       Purchase of Van Kampen American Capital, Inc.,net of cash acquired                          -
                                                                                  ------------------

   Net cash used for investing activities                                                          -
   Cash flows from financing activities:
       Net proceeds related to short-term borrowings                                         822,433
       Proceeds from:
         Issuance of common stock                                                             20,477
         Issuance of 7-3/4% Cumulative Preferred Stock                                             -
         Issuance of Series A Fixed/Adjustable Rate Cumulative Preferred Stock                     -
         Issuance of long-term borrowings                                                  2,153,858
       Payments for:
         Repurchase of common stock                                                         (287,123)
         Repayments of long-term borrowings                                               (1,201,955)
         Redemption of 9.36% Cumulative Preferred Stock
       Cash dividends                                                                       (151,297)
                                                                                  ------------------

   Net cash provided by financing activities                                               1,356,393
                                                                                  ------------------

   Net decrease in cash and interest-bearing equivalents                                     (49,313)

   Cash and interest-bearing equivalents, at beginning of year                               127,617
                                                                                  ------------------
   Cash and interest-bearing equivalents, at end of year                          $           78,304
                                                                                  ==================


In connection with the Company's acquisition of Miller Anderson & Sherrerd, LLP, the Company issued 2,012,264 shares of common stock having a fair value on the date of acquisition, January 3, 1996, of approximately $83 million.

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

3.   Change in Fiscal Year-End

     On February 28, 1995, the Board of Directors approved a change in the Company's fiscal year-end from January 31 to November 30. This change became effective for the fiscal period ended November 30, 1995, and, accordingly, this report includes the results for the fiscal year ended November 30, 1996 ("fiscal 1996"), the 10-month period from February 1, 1995 through November 30, 1995 ("fiscal 1995"), and those for the fiscal year ended January 31, 1995 ("fiscal 1994").

4.   Subsequent Event

     On February 5, 1997, the Company and Dean Witter, Discover & Co. announced a definitive agreement to merge. The combined company would be a pre-eminent global financial services firm with a market capitalization of approximately $21 billion (as of the time of the merger announcement date) and with leading market positions in the securities, asset management and credit services business. The new company will be named Morgan Stanley, Dean Witter, Discover & Co. Under the terms of the merger agreement unanimously approved by the Boards of both companies, each of the Company's common shares will be exchanged for 1.65 DWD common shares. The transaction, which is expected to be completed in mid-1997, is intended to be accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of shareholders of both companies.

                                Exhibit Index
                                -------------


          Exhibit No.                      Exhibit
          -----------                      -------

             2.1 Agreement and Plan of Merger dated as of June 21, 1996 among VK/AC Holdings, Inc., Morgan Stanley Group Inc., MSAM Holdings II, Inc. and MSAM Acquisition Inc. (Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996).

             2.2 Agreement and Plan of Merger dated as of February 4, 1997 between Dean Witter, Discover & Co. and Morgan Stanley Group Inc. (Current Report on Form 8-K dated February 4, 1997).

             3.1 Restated Certificate of Incorporation of the Company, as amended to date (Registration Statement on Form 8-A dated December 16, 1996).

             3.2 By-Laws of the Company, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

             4.1 Restated Certificate of Incorporation of the Company, as amended to date (see Exhibit 3.1).

             4.2 Stockholders' Agreement dated February 14, 1986, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

             4.3 Form of Consent and Amendment dated as of January 31, 1996 between the Company and certain signatories to the Stockholders' Agreement referred to in Exhibit
                      4.2 (Annual Report on Form 10-K for the fiscal period ended November 30, 1995).

             4.4 Senior Indenture dated as of April 15, 1989 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                      1993).

             4.5 First Supplemental Senior Indenture dated as of May 15, 1991 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

             4.6      Second Supplemental Senior Indenture dated as of
                      April 15, 1996 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Current Report on Form 8-K dated May 6, 1996).

                  4.7 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  4.8 First Supplemental Subordinated Indenture dated as of May 15, 1991 between the Company and The First National Bank of Chicago, as trustee (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).

                  4.9 Second Supplemental Subordinated Indenture dated as of April 15, 1996 between the Company and The First National Bank of Chicago, as trustee (Current Report on Form 8-K dated May 6, 1996).

                  4.10 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (Current Report on Form 8-K dated December 1, 1993).

                  4.11 Voting Agreement dated March 5, 1991 among the Company, State Street Bank and Trust Company and Other Persons Signing Similar Voting Agreements (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  4.12 Instruments defining the Rights of Security Holders, Including Indentures - In addition to Exhibits 4.1 through 4.11 herein, pursuant to paragraph
                           (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrant hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                  10.1+ Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  10.2+ Form of Agreement under the Morgan Stanley Group Inc. Officers' and Select Earners' Plan (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).
----------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

                  10.8+ Morgan Stanley Group Inc. 1988 Equity Incentive Compensation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31,
                           1993).

                  10.9+ Morgan Stanley Group Inc. 1995 Equity Incentive Compensation Plan (Proxy Statement for 1996 Meeting of Stockholders).

                  10.10+ Morgan Stanley Group Inc. 1988 Capital Accumulation Plan, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                  10.11+ Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                  10.12+* Deferred Compensation Agreement under the Pre-Tax Incentive Program 2.

                  10.13 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

----------
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

*        Filed herewith.

         10.14* First Amendment to Trust Agreement dated April 3, 1996 between the Company and State Street Bank and Trust Company.

         10.15 Agreement of Lease dated May 13, 1986 between Morgan Stanley & Co. Incorporated and Forest City Pierrepont Associates, as amended (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         10.16 Agreement of Sublease between McGraw Hill, Inc. and Morgan Stanley & Co. Incorporated, as amended to date (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         10.17 Lease dated January 22, 1993 between Rock-McGraw, Inc. and Morgan Stanley & Co. Incorporated (Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

         10.18 Agreement of Lease dated February 10, 1995 among Canary Wharf Limited, Morgan Stanley UK Group and the Company (Annual Report on Form 10-K for the fiscal year ended January 31,
                  1995).

         10.19 Stock Option Agreement dated as of February 4, 1997 between Dean Witter, Discover & Co., as Issuer, and Morgan Stanley Group Inc., as Grantee (Current Report on Form 8-K dated February 4, 1997).

         11*      Statement Re: Computation of Earnings Per Share.

         12* Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

         13* The following portions of the Company's 1996 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

                  13.1     "Quarterly Results" (page 88).

                  13.2 "Selected Financial Data" (other than the information contained in the column entitled "Fiscal Period Ended November 30, 1995 Annualized (Unaudited)") (Inner Cover).

                  13.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 30 to
                           50).

                  13.4 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Report of Independent Auditors thereon (pages 51 to 88).


         21*      Subsidiaries of the Company.

----------
*        Filed herewith.

         23.1*    Consent of Ernst & Young, LLP.

         23.2* Consent of Ernst & Young, LLP with respect to the Financial Statements for the fiscal year ended
                  December 31, 1996 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

         24       Powers of Attorney (included on signature page).

         27*      Financial Data Schedule.

         99* Financial Statements for the fiscal year ended December 31, 1996 for the Morgan Stanley U.K. Group Profit Sharing Scheme.

----------
*        Filed herewith.