Form 10-Q
period 1997-02-28
MORGAN STANLEY GROUP INC /DE/
filed 1997-04-14
CIK 789625

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended February 28, 1997

Commission file number 1-9085


                           MORGAN STANLEY GROUP INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                             13-2838811
--------------------------------------------          -------------------------------------
     (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)



      1585 Broadway, New York, New York                                10036
--------------------------------------------          -------------------------------------
   (Address of principal executive offices)                         (Zip Code)


  Registrant's telephone number, including area code:             (212) 761-4000
                                                      -------------------------------------

              ----------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No (  )

         As of March 31, 1997, there were 158,005,138 shares of Common Stock, $1 par value, outstanding.

                               TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Condensed Consolidated Statement of Financial Condition at February 28, 1997 (Unaudited) and November 30, 1996.

                   Condensed Consolidated Statement of Income (Unaudited) for the Three Months Ended February 28, 1997 and February 29, 1996.

                   Condensed Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended February 28, 1997 and February 29, 1996.

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

                   Signatures

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                           MORGAN STANLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 (IN MILLIONS)

      ASSETS

                                                                                      February 28,
                                                                                         1997                 November 30,
                                                                                      (Unaudited)                 1996
                                                                                     --------------          --------------
Cash and interest-bearing equivalents                                                $       4,488           $       4,545

Cash and securities deposited with clearing organizations or segregated under federal and other regulations (securities at market value of
    $990 at February 28, 1997 and $2,474
    at November 30, 1996)                                                                    1,490                   3,164

Financial instruments owned:
    U.S. government and agency securities                                                   15,219                  11,079
    Other sovereign government obligations                                                  18,205                  19,473
    Corporate and other debt                                                                17,905                  15,978
    Corporate equities                                                                      14,242                  12,622
    Derivative contracts                                                                    12,818                  11,220
    Physical commodities                                                                       287                     375

Securities purchased under agreements to resell                                             70,029                  60,457

Securities borrowed                                                                         50,394                  39,680

Receivables:
    Customers                                                                               10,368                   5,761
    Brokers, dealers and clearing organizations                                              1,995                   5,421
    Interest and dividends                                                                   1,495                   1,320
    Fees and other                                                                           1,029                     745

Property, equipment and leasehold improvements, at cost, net of accumulated depreciation and amortization of $655 at February 28,
    1997 and $614
    at November 30, 1996                                                                     1,274                   1,301

Other assets                                                                                 3,534                   3,305
                                                                                     -------------           -------------

Total assets                                                                         $     224,772           $     196,446
                                                                                     =============           =============

           See Notes to Condensed Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                        (IN MILLIONS, EXCEPT SHARE DATA)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          February 28,
                                                              1997      November 30,
                                                           (Unaudited)     1996
                                                            ---------    ---------

Short-term borrowings                                       $  22,241    $  20,461

Financial instruments sold, not yet purchased:
      U.S. government and agency securities                    13,991       10,196
      Other sovereign government obligations                    8,355        6,513
      Corporate and other debt                                  1,242        1,112
      Corporate equities                                        8,762        8,889
      Derivative contracts                                     11,006        9,982
      Physical commodities                                         36          476

Securities sold under agreements to repurchase                 95,919       83,296

Securities loaned                                              10,432        8,975

Payables:
      Customers                                                21,041       18,629
      Brokers, dealers and clearing organizations               4,113        1,820
      Interest and dividends                                    1,244        1,478
      Other liabilities and accrued expenses                    1,344          972
Accrued compensation and benefits                               1,081        1,746
Long-term borrowings                                           16,470       14,498
                                                            ---------    ---------
                                                              217,277      189,043
                                                            ---------    ---------
Capital Units                                                     999          865
                                                            ---------    ---------
Commitments and contingencies

Stockholders' equity:

      Preferred stock                                           1,027        1,223
      Common stock, $1.00 par value; authorized
          600,000,000 shares; issued 163,821,105
          shares at February 28, 1997 and 163,236,893
          shares at November 30, 1996                             164          163
      Paid-in capital                                             892        1,144
      Retained earnings                                         4,767        4,504
      Cumulative translation adjustments                          (14)         (11)
                                                            ---------    ---------
          Subtotal                                              6,836        7,023

      Less:
          Note receivable related to sale of
               preferred stock to ESOP                             76           78
          Common stock held in treasury, at cost
               (5,796,887 shares at February 28, 1997 and
               9,894,271 shares at November 30, 1996)             264          407
                                                            ---------    ---------
                    Total stockholders' equity                  6,496        6,538
                                                            ---------    ---------

Total liabilities and stockholders' equity                  $ 224,772    $ 196,446
                                                            =========    =========


           See Notes to Condensed Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (IN MILLIONS, EXCEPT SHARE DATA)


                                                 Three Months Ended
                                            February 28,     February 29,
                                                 1997            1996
                                            -------------   -------------
Revenues:
      Investment banking                    $         442   $         399
      Principal transactions:
          Trading                                     751             704
          Investments                                  56              (7)
      Commissions                                     182             154
      Interest and dividends                        2,367           1,933
      Asset management and administration             278             122
      Other                                            --               3
                                            -------------   -------------

          Total revenues                            4,076           3,308
      Interest expense                              2,282           1,859
                                            -------------   -------------

          Net revenues                              1,794           1,449
                                            -------------   -------------

Expenses excluding interest:
      Compensation and benefits                       879             705
      Occupancy and equipment                         100              86
      Brokerage, clearing and exchange
          fees                                         84              66
      Communications                                   40              33
      Business development                             59              37
      Professional services                            60              42
      Other                                            62              40
                                            -------------   -------------

          Total expenses excluding
               interest                             1,284           1,009
                                            -------------   -------------

Income before income taxes                            510             440
Provision for income taxes                            194             167
                                            -------------   -------------

Net income                                  $         316   $         273
                                            =============   =============

Earnings applicable to common shares (1)    $         297   $         257
                                            =============   =============

Average common and common equivalent
      shares outstanding (1)                  158,307,567     156,549,243
                                            =============   =============

Primary earnings per share                  $        1.88   $        1.64
                                            =============   =============

Fully diluted earnings per share            $        1.80   $        1.57
                                            =============   =============

(1) Amounts shown are used to calculate primary earnings per share.




           See Notes to Condensed Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                           Three Months Ended
                                                                      February 28,     February 29,
                                                                          1997             1996
                                                                      ------------     ------------
Cash flows from operating activities:
      Net income                                                         $   316         $   273
      Adjustments to reconcile net income
          to net cash used for operating activities:
               Non-cash charges included in net income                        (1)             28
               Changes in assets and liabilities:
               Cash and securities deposited with
                    clearing organizations or segregated
                    under federal and other regulations                    1,674            (416)
               Financial instruments owned, net of
                    financial instruments sold, not yet purchased         (1,705)          4,878
               Securities borrowed, net of securities loaned              (9,257)         (4,551)
               Receivables and other assets                               (2,045)         (6,074)
               Payables and other liabilities                              4,179            (225)
                                                                         -------         -------
      Net cash used for operating activities                              (6,839)         (6,087)

      Cash flows from investing activities:
          Net payments for:
               Property, equipment and leasehold
                    improvements                                             (16)            (47)
               Purchase of Miller Anderson & Sherrerd, LLP, net
                  of cash acquired                                            --            (200)
                                                                         -------         -------
      Net cash used for investing activities                                 (16)           (247)

      Cash flows from financing activities:
          Net proceeds related to short-term borrowings                    1,780           1,213
          Securities sold under agreements to
               repurchase, net of securities
               purchased under agreements to resell                        3,051           3,269
          Proceeds from:
               Issuance of common stock                                       15              39
               Issuance of long-term borrowings                            3,434           2,814
               Issuance of Capital Units                                     134              --
          Payments for:
               Repurchases of common stock                                   (62)           (350)
               Repayments of long-term borrowings                         (1,306)           (207)
               Redemption of 8.88% Cumulative Preferred Stock               (195)             --
          Cash dividends                                                     (53)            (49)
                                                                         -------         -------
      Net cash provided by financing activities                            6,798           6,729
                                                                         -------         -------

      Net (decrease)/increase in cash and interest-bearing equivalents       (57)            395
      Cash and interest-bearing equivalents, at
          beginning of period                                              4,545           2,471
                                                                         -------         -------
      Cash and interest-bearing equivalents, at end of period            $ 4,488         $ 2,866
                                                                         =======         =======


           See Notes to Condensed Consolidated Financial Statements.

                           MORGAN STANLEY GROUP INC.
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In connection with the Company's fiscal 1996 acquisition of Miller Anderson & Sherrerd, LLP, the Company issued approximately $66 million of notes payable, as well as 2,012,264 shares of common stock having a fair value on the date of acquisition, January 3, 1996, of approximately $83 million.

                           MORGAN STANLEY GROUP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The information furnished in this quarterly report has been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in connection with the Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (file no. 1-9085)("Form 10-K"). The nature of the business of Morgan Stanley Group Inc. and its domestic and foreign subsidiaries (collectively, the "Company") is such that the results of any interim period may not be indicative of the results for the full year. Prior period financial statements have been reclassified, where appropriate, to conform to the fiscal 1997 presentation.

     Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest revenue and expense arising from financial instruments used in trading activities are reflected in the Condensed Consolidated Statement of Income as interest income or expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying Condensed Consolidated Statement of Financial Condition on a net-by-counterparty basis consistent with Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Reverse repurchase and repurchase agreements are presented net-by-counterparty where net presentation is consistent with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

     The Company also enters into various financial instrument related derivative contracts, such as interest rate swaps, currency swaps and forward contracts, as an end user to manage the interest rate and currency exposure arising from certain borrowings. Net revenues from derivatives used in the Company's asset and liability management are recognized ratably over the term of the contract as an adjustment to interest expense.

     Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried in the Condensed Consolidated Financial Statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices of transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities which do not involve equity securities are adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value.

     Loans made in connection with merchant banking and investment banking activities are carried at cost plus accrued interest less reserves, if deemed necessary, for estimated losses.

     Earnings per share is based on the weighted average number of common shares and share equivalents outstanding and gives effect to preferred stock dividend requirements.

     On April 3, 1996, the Company's stockholders approved an increase in the number of authorized shares of common stock from 300,000,000 to 600,000,000.


2.   Long-Term Borrowings

     Long-term borrowings at February 28, 1997 scheduled to mature within one year aggregate $2,626 million.

     During the three month period ended February 28, 1997, the Company issued senior notes aggregating $3,424 million, including non-U.S. dollar currency notes aggregating $295 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes at February 28, 1997 was 6.1%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate of these notes for the fiscal years ending November 30 are as follows: 1997, $12 million; 1998, $64 million; 1999, $652 million; 2000, $567 million; 2001, $21 million; and thereafter, $2,108 million. As of February 28, 1997, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the aforementioned registration statements) was approximately $32.5 billion.

     From March 1, 1997 to March 31, 1997, additional senior notes aggregating $226 million were issued primarily pursuant to the Company's public debt shelf registration statements. These notes have maturities from 1999 to 2002.

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

     The credit quality of the Company's trading-related derivatives at February 28, 1997 and November 30, 1996 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

February 28, 1997
----------------------------------------------------------------------------------------------------
                                                                         Collater-
                                                                         alized    Other
                                                                         Non-      Non-
                                                                         Invest-   Invest-
                                                                         ment      ment
(Dollars in millions)        AAA        AA          A         BBB        Grade     Grade       Total
----------------------------------------------------------------------------------------------------
Interest rate
      and currency
      swaps and options
      (including caps,
      floors and swap
      options) and
      other fixed
      income securities
      contracts            $   968    $ 1,679    $ 2,154    $   567    $    19    $   292    $ 5,679
Foreign exchange
      forward contracts
      and options            1,102      1,634        829         70         --        109      3,744
Mortgage-backed
      securities forward
      contracts, swaps
      and options               68         45         53         15         --          9        190
Equity securities
      contracts
      (including equity
      swaps, warrants
      and options)             757        475        387         95        384          9      2,107
Commodity forwards,
      options and swaps         99        329        264        252          4        150      1,098
                           -------    -------    -------    -------    -------    -------    -------
Total                      $ 2,994    $ 4,162    $ 3,687    $   999    $   407    $   569    $12,818
                           =======    =======    =======    =======    =======    =======    =======

Percent of total                23%        32%        29%         8%         3%         5%       100%
                           =======    =======    =======    =======    =======    =======    =======


November 30, 1996
----------------------------------------------------------------------------------------------------
                                                                         Collater-
                                                                         alized     Other
                                                                         Non-       Non-
                                                                         Invest-    Invest-
                                                                         ment       ment
(Dollars in millions)          AAA         AA          A        BBB      Grade      Grade      Total
----------------------------------------------------------------------------------------------------
Interest rate
      and currency
      swaps and options
      (including caps,
      floors and swap
      options) and
      other fixed
      income securities
      contracts            $   792    $ 1,445    $ 2,018    $   696    $    31    $   183    $ 5,165
Foreign exchange
      forward contracts
      and options              727        824        539         28         --         50      2,168
Mortgage-backed
      securities forward
      contracts, swaps
      and options               66         65         64         19         --          5        219
Equity securities
      contracts
      (including equity
      swaps, warrants
      and options)           1,074        274        408         60        426         43      2,285
Commodity forwards,
      options and swaps         95        318        318        280         72        300      1,383
                           -------    -------    -------    -------    -------    -------    -------
Total                      $ 2,754    $ 2,926    $ 3,347    $ 1,083    $   529    $   581    $11,220
                           =======    =======    =======    =======    =======    =======    =======

Percent of total                24%        26%        30%        10%         5%         5%       100%
                           =======    =======    =======    =======    =======    =======    =======



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

     The Company had approximately $2.9 billion of letters of credit outstanding at February 28, 1997 to satisfy various collateral requirements.

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

4.   Preferred Stock and Capital Units

     Preferred stock is composed of the following issues. Each issue of preferred stock ranks in parity with all other preferred stock.

                                            Shares Outstanding at                        Balance at
                                     -------------------------------------    ---------------------------------
                                      February 28,       November 30,          February 28,     November 30,
                                          1997               1996                  1997             1996
                                     ---------------  --------------------    ---------------  ----------------
                                                                                       (in millions)
ESOP Convertible
     Preferred Stock,
     liquidation preference
     $35.88                               3,687,031             3,699,302       $          132     $          133

Series A Fixed/Adjustable
     Rate Cumulative Preferred
     Stock, stated value $200             1,725,000             1,725,000                  345                345

7-3/4% Cumulative
     Preferred Stock,
     stated value $200                    1,000,000             1,000,000                  200                200

7-3/8% Cumulative
     Preferred Stock,
     stated value $200                    1,000,000             1,000,000                  200                200

8.88% Cumulative
     Preferred Stock,
     stated value $200                            -               975,000                    -                195

8-3/4% Cumulative
     Preferred Stock,
     stated value $200                      750,000               750,000                  150                150
                                                                                --------------     --------------

Total                                                                           $        1,027     $        1,223
                                                                                ==============     ==============


     On December 3, 1996, the Company announced that it had called for redemption, on January 3, 1997, all 975,000 shares of its 8.88% Cumulative Preferred Stock at a redemption price of $201.632 per share, which reflects the stated value of $200 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, January 3, 1997.

     Included in the Company's Condensed Consolidated Statement of Financial Condition at February 28, 1997 and November 30, 1996 are Capital Units issued by the Company and Morgan Stanley Finance plc, a U.K. subsidiary ("MS plc"). A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2013 to 2017, and
     (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock.

     In the first quarter of fiscal 1997, the Company and MS plc issued 8.03% Capital Units in an aggregate amount of $134 million.

5.   Stockholders' Equity

     Morgan Stanley & Co. Incorporated ("MS&Co.") is a registered broker-dealer and a registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements with aggregate net capital, as defined, totaling $1,596 million at February 28, 1997, which exceeded the amount required by $1,255 million. Morgan Stanley & Co. International Limited ("MSIL"), a London-based broker-dealer subsidiary, is subject to capital requirements of the Securities and Futures Authority, and Morgan Stanley Japan Limited ("MSJL"), a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

     Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their applicable local capital adequacy requirements.


6.   Acquisitions

     During the first quarter of fiscal 1996, the Company completed its acquisition of Miller Anderson & Sherrerd, LLP ("MAS"), a Philadelphia-based institutional investment manager, for approximately $350 million. The Company's results for the three months ended February 29, 1996 include the results of MAS from January 3, 1996, the date of acquisition.

     In the fourth quarter of fiscal 1996, the Company completed its purchase of Van Kampen American Capital, Inc. ("VKAC") for $1.175 billion. The consideration for the purchase of the equity of VKAC consisted of cash and approximately $26 million of preferred securities issued by one of the Company's subsidiaries and exchangeable into common stock of the Company.

     On April 3, 1997, the Company announced the acquisition of the institutional global custody business of Barclays PLC ("Barclays"). The amount of consideration for this business is to be fixed over a period of time based on account retention. The transaction involves approximately $250 billion of assets currently administered by Barclays, and the combination of Barclays with the Company's global custody businesses would have increased the Company's assets under administration at February 28, 1997 to approximately $400 billion on a pro forma basis (assuming that current clients of Barclays agree to become clients of the Company). Barclays has agreed to provide global subcustodial services to the Company for a period of time after completion of the acquisition.

     The goodwill and other intangible assets associated with these transactions are amortized on a straight-line basis over periods from five to 25 years and are periodically evaluated for impairment.

7.   Announced Merger with Dean Witter, Discover & Co.

     On February 5, 1997, the Company and Dean Witter Discover & Co. ("DWD") announced a definitive agreement to merge. The combined company would be a pre-eminent global financial services firm with leading market positions in the securities, asset management and credit services businesses. Under the terms of the agreement unanimously approved by the Boards of both companies, each of the Company's common shares will be exchanged for 1.65 DWD common shares. Shares of the Company's preferred stock outstanding will be exchanged for preferred stock of DWD having substantially identical terms. The transaction, which is expected to be completed in mid-1997, is intended to be accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of shareholders of both companies.

8.   New Accounting Pronouncement

     In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS.

     SFAS No. 128 is effective for financial statement periods ending after December 15, 1997, and requires restatement of all prior period EPS data. The adoption of SFAS No. 128 would not have had, and is not expected to have, a material impact on the Company's EPS computations.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS *

Results of Operations

The Company's business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of trading markets. Fluctuations also occur due to the level of market activity and the size, number and timing of transactions or assignments (including realization of returns from the Company's principal and merchant banking investments). As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a national and international nature, including economic and market conditions; the availability of capital; the level and volatility of interest rates; currency values and other market indices; the availability of credit; inflation; and legislative and regulatory developments. Such factors also may have an impact on the Company's ability to achieve its strategic objectives, including (without limitation) profitable global expansion.

The Company's results of operations also may be materially affected by competitive factors. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition from other sources, such as commercial banks, insurance companies and other companies offering financial services. As a result of recent or pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets which have traditionally been dominated by investment banks has increased and may continue to increase in the near future. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. In addition, the two complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

The robust global financial markets experienced during fiscal 1995 and fiscal 1996 continued through the first quarter of fiscal 1997, leading to record revenues and earnings for the Company. The Company's operating results have benefited from a combination of a healthy U.S. economy, continued high levels of cash inflows into mutual funds, a relatively stable bond market, a strong U.S. dollar, better than expected fourth quarter corporate earnings and relatively stable levels of inflation and interest rates despite the multi-year economic growth. The Company's two businesses - securities (which includes investment banking and sales and trading) and asset management - generated higher revenues than the comparable prior year period, influenced by strong activity in underwriting and merger and acquisition transactions and the continuance of heightened investor trading activity in most markets. Asset management and administration revenues also increased significantly as a result of the Company's continuing strategic emphasis on these businesses.


--------

* Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements, including (without limitation) the risks and uncertainties set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (Part I, Item 1 and Part II, Item 7).

Concerns over mounting inflationary pressures in the U.S. economy led the Federal Reserve Board to raise short-term interest rates by .25% on March 25, 1997 and may lead to additional increases this year in an effort to forestall higher levels of inflation. Higher interest rates domestically, coupled with economic sluggishness and high rates of unemployment in Europe, may well lead to less favorable market conditions in the future. The Company's financial results for the remainder of fiscal 1997 will reflect whether favorable market and economic conditions continue to persist, as well as the effectiveness of the Company's efforts to manage costs and risk management processes.

For a description of the Company's business, including its trading in cash instruments and derivative products, its merchant banking and other principal investment activities, and its high-yield underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see Part I, Item 1, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 ("Form 10-K").

Announced Merger with Dean Witter, Discover & Co.

On February 5, 1997, the Company and Dean Witter, Discover & Co. ("DWD") announced a definitive agreement to merge. The combined company would be a pre-eminent global financial services firm with leading market positions in the securities, asset management and credit services businesses. The new company will be named Morgan Stanley, Dean Witter, Discover & Co. Under the terms of the merger agreement unanimously approved by the Boards of both companies, each of the Company's common shares will be exchanged for 1.65 DWD common shares. Shares of the Company's preferred stock outstanding will be exchanged for preferred stock of DWD having substantially identical terms. The transaction, which is expected to be completed in mid-1997, is intended to be a tax-free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of shareholders of both companies.

Three Months Ended February 28, 1997 Compared with Three Months Ended February 29, 1996 (Amounts for the three months ended February 29, 1996 are given in parentheses).

Revenues net of interest expense (net revenues) were $1,794 million ($1,449 million) and net income totaled $316 million ($273 million), primarily reflecting higher levels of asset management and administration revenues, investment banking revenues and increased principal transaction trading and investment revenues, partially offset by higher incentive-based compensation and non-compensation expenses. Primary earnings per share was $1.88 ($1.64) and fully diluted earnings per share was $1.80 ($1.57). Earnings per share for the quarter ended February 28, 1997, excluding the amortization of goodwill associated with the Company's fiscal 1996 acquisitions of Van Kampen American Capital, Inc. ("VKAC") and Miller Anderson & Sherrerd, LLP ("MAS"), was $1.93 on a primary basis, and $1.85 on a fully diluted basis.* The Company's return on common equity for the quarter was 21.8% (23.4%). Excluding the amortization of goodwill, return on common equity was 22.4% for the first quarter of fiscal 1997.


------------
* These primary and fully diluted earnings per share amounts are an indication of the Company's financial performance exclusive of the non-cash amortization of goodwill. However, these amounts should not be construed as an alternative to primary and fully diluted earnings per share as determined in accordance with generally accepted accounting principles.

Investment banking revenues increased to $442 million ($399 million), primarily reflecting underwriting revenues which continued to remain strong. Fixed income underwriting revenues increased, primarily from investment grade debt securities as the issuance of long-dated debt was favorably received by investors. Equity financing revenues also increased despite slower underwriting volumes as many companies are sufficiently capitalized, reducing the need for equity offerings. Revenues from merger, acquisition and restructuring activities continued to be strong as the market for these transactions continued at unprecedented levels and global transaction volumes remained high. Merger and acquisition activity was diversified across many industries, with the financial services, technology, public utility and real estate sectors contributing the greatest level of activity. Fees from real estate transactions declined in comparison to the high level of real estate revenues generated in the first quarter of fiscal 1996.

Secondary revenues (combined principal trading, commissions and net interest revenues) increased to $1,018 million ($932 million). Principal transaction revenues from trading activities, including derivatives, were $751 million ($704 million). Fixed income trading revenues increased to record levels, reflecting higher revenues from investment grade debt, securitized debt and swaps trading, partially offset by lower revenues from government debt trading. The quarter's results benefited from increased customer activity as well as higher volatility in the global fixed income markets as a result of uncertainty related to possible interest rate increases resulting from the Federal Reserve Board's taking measures to curb inflationary pressures, in addition to growing uncertainty regarding the approaching European Monetary Union. Equity trading revenues were comparable with prior year levels, as higher revenues from cash products were offset by lower equity derivatives trading revenues. Equity cash products benefited from the continued flow of funds into equity-related mutual funds, as well as increased market share of customer business. Equity derivatives revenues were impacted by increased competition and pressure on pricing levels. Trading revenues from commodity products represented the second highest level recorded by the Company, surpassed only by the comparable prior year quarter. Revenues from energy-related products benefited from high volatility, primarily in natural gas, heating oil and crude oil. This resulted from expectations of colder temperatures and low inventory levels in the beginning of the quarter, followed by unseasonably warm weather and replenished inventory levels towards the end of the quarter. Foreign exchange trading revenues rose to record quarterly levels, primarily resulting from a strengthening U.S. dollar driven largely by stable interest rates and economic growth in the U.S., coupled with weaker economies and lower interest rates in Germany and Japan. This led to higher levels of market volatility and contributed to increased customer trading volume.

Commission revenues increased to $182 million ($154 million), principally reflecting higher levels of securities transactions driven by market volatility, as well as continued cash flows into the equity markets from investors.

Net interest and dividend revenues increased to $85 million ($74 million). Interest and dividend revenues rose to $2,367 million ($1,933 million), and interest expense increased to $2,282 million ($1,859 million). While the overall level of interest rates was comparable to the prior year period, the Company's interest bearing assets and liabilities increased significantly. Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

Principal transaction investment gains aggregating $56 million were recognized in the first quarter of fiscal 1997, primarily in connection with increases in the carrying value of certain merchant banking investments and real estate investment gains. This compares with losses of $7 million that were recognized in the first quarter of fiscal 1996, which primarily resulted from the writedown of certain merchant banking equity securities.

Asset management and administration revenues, which include fees for asset management and non-interest revenues earned from correspondent clearing and custody services, increased significantly to $278 million ($122 million). The majority of this increase is attributable to revenues from VKAC, which was acquired on October 31, 1996, and from MAS, which was acquired on January 3, 1996. Revenues from international equity and emerging market products resulting from inflows of client assets and market appreciation also contributed to the increase. Customer assets under management or supervision increased to $176 billion ($93 billion), including $60 billion associated with the acquisition of VKAC as well as continued inflows of new assets and appreciation in the value of existing customer portfolios. As of February 28, 1997, the Company was the sponsor of 132 open-end proprietary mutual funds (as well as 60 VKAC open-end funds), 51 proprietary closed-end funds and the supervisor of approximately 2,500 unit investment trusts. At February 28, 1997, the Company's $176 billion of assets under management or supervision included approximately $39 billion related to international products, and was composed of approximately $66 billion of open-end mutual funds, $17 billion of closed-end funds, $8 billion of unit investment trusts, $19 billion of fiduciary accounts and $66 billion of separate accounts, pooled vehicles and other arrangements.

Customer assets under administration increased to $152 billion ($121 billion), primarily reflecting appreciation in the value of customer portfolios and additional assets placed under custody with the Company, including new customer accounts as well as additional assets from existing customers.

On April 3, 1997, the Company announced the acquisition of the institutional global custody business of Barclays PLC ("Barclays"). The amount of consideration for this business is to be fixed over a period of time based on account retention. The transaction involves approximately $250 billion of assets currently administered by Barclays, and the combination of Barclays with the Company's global custody businesses would have increased the Company's assets under administration at February 28, 1997 to approximately $400 billion on a pro forma basis (assuming that current clients of Barclays agree to become clients of the Company). Barclays has agreed to provide global subcustodial services to the Company for a period of time after completion of the acquisition.

Total expenses excluding interest increased to $1,284 million ($1,009 million). Within that total, compensation and benefits expense increased $174 million to $879 million ($705 million), principally reflecting increased levels of incentive compensation based on higher levels of revenues and earnings, as well as the impact of salaries and benefits relating to additional personnel hired during fiscal 1996 or joining the Company as a result of the MAS and VKAC acquisitions. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $83 million to $321 million. Approximately $39 million of this increase was attributable to the expenses of VKAC. Occupancy and equipment expenses increased $14 million, primarily related to higher costs for information technology equipment and data processing, as well as the occupancy costs of VKAC. Business development expenses increased $22 million, reflecting increased travel and entertainment costs as the Company continues to develop new business, as well as advertising costs associated with VKAC's retail mutual funds. Professional services expenses increased $18 million, primarily reflecting higher consulting and executive recruitment costs associated with the Company's increased global business activities. Communications expenses increased $7 million, primarily due to the impact of increased rates for certain data services and additional employees hired during fiscal 1996. Other expenses increased $22 million, which includes $15 million of goodwill amortization related to the acquisitions of MAS and VKAC.

Excluding expenses associated with VKAC, the Company's non-compensation expenses for the first quarter of fiscal 1997 were approximately $22 million lower than the fourth quarter of fiscal 1996. This decline primarily reflects lower levels of travel and entertainment, consulting, legal and executive recruitment expenses. In addition, total non-compensation expenses (excluding occupancy and equipment) as a percentage of net revenues were 17% for the first quarter of fiscal 1997, which is comparable to historical levels. The Company continuously monitors these expenses in order to control the level of discretionary spending.

Liquidity and Capital Resources

The Company's total assets increased from $196.4 billion at November 30, 1996 to $224.8 billion at February 28, 1997, primarily reflecting growth in resale agreements, securities borrowed and customer receivables. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. Balance sheet leverage ratios are often reviewed by counterparties and creditors in order to evaluate a securities firm's overall financial risk. Details of ending assets, month-end average assets and leverage ratios for the three months ended February 28, 1997 and for fiscal 1996 are as follows:

                                                     Average
                                                  Assets for
                                                   the Three                       Average
                                                      Months                        Assets
                                    Assets at          Ended      Assets at            for
                                 February 28,   February 28,   November 30,         Fiscal
 (Dollars in Millions)                   1997           1997           1996           1996
-------------------------------  ---------------------------------------------------------
Cash, deposits and receivables   $     20,865   $     20,392   $     20,956   $     15,809
Financial instruments owned            78,676         75,168         70,747         61,082
Securities purchased under
      agreements to resell and
      securities borrowed             120,423        102,261        100,137         92,959
Property, equipment and
      leasehold improvements
      and other assets                  4,808          4,731          4,606          2,677
                                 ------------   ------------   ------------   ------------
      Total assets               $    224,772   $    202,552   $    196,446   $    172,527
                                 ============   ============   ============   ============

Leverage ratios:
      Total assets/equity               34.6x          31.2x          30.1x          31.8x
      Total assets (excluding
        goodwill)/equity                34.4x          31.0x          29.9x          31.7x
      Net assets (1)/equity             23.8x          22.6x          20.8x          21.1x


(1) Net assets represent total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.

The Company's Finance and Risk Committee, which includes senior officers from each of the major capital commitment areas, among other things, establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company, and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure the stability of the Company's funding base and to provide adequate financing sources over a wide range of potential credit ratings and market environments.

The Company views return on equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating as well as its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and therefore may, in the future, expand or contract its capital base to address the changing needs of its businesses. The Company has also returned internally generated equity capital which is in excess of the needs of its businesses through common stock repurchases and dividends.

The Company funds its balance sheet on a global basis. The Company's funding needs are satisfied from capital, including equity and long-term debt; medium-term notes; internally generated funds; repurchase agreements; U.S., Canadian, French and Euro commercial paper; letters of credit; unsecured bond borrows; German Schuldschein loans; securities lending; buy/sell agreements; municipal re-investments; master notes; deposits; and committed and uncommitted lines of credit. All repurchase transactions and a portion of the Company's bank borrowings are made on a collateralized basis.

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

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of financing generally are dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions. The Company's short-term and long-term senior debt ratings as of February 28, 1997 are as follows:


Agency                                                           Short-Term Rating                 Long-Term Rating
--------------------------------------------        ------------------------------     ----------------------------
Moody's Investors Service                                                       P1                               A1
Standard & Poor's                                                              A1+                               A+
IBCA                                                                           A1+                              AA-
Thomson BankWatch                                                             TBW1                               AA
Dominion Bond Rating Service(1)                                         R1 (Middle)                             n/a

(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.

In connection with the announcement of the Company's proposed merger with DWD, with respect to the Company's long-term debt ratings, Moody's Investors Service ("Moody's") placed the Company's rating (A1) on review for possible upgrade, and Standard & Poor's ("S&P") affirmed the Company's rating (A+). With respect to the Company's short-term debt ratings, Moody's affirmed its rating (P1), and S&P placed the Company's rating (A1+) on CreditWatch with negative implications. The overall effect of these ratings announcements has not had a material impact on the Company's cost and availability of financing or business activities.

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

During the three month period ended February 28, 1997, the Company issued senior notes aggregating $3,424 million, including non-U.S. dollar currency notes aggregating $295 million. These notes have maturities from 1997 to 2012 and a weighted average coupon interest rate of 6.1%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. As of February 28, 1997 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $32.5 billion. During the first quarter of fiscal 1997, the Company filed a shelf registration statement for the issuance of up to $6 billion of debt securities, warrants, preferred stock or purchase contracts or any combination thereof in the form of units.

In the first quarter of fiscal 1997, the Company and Morgan Stanley Finance plc, a U.K. subsidiary ("MS plc"), issued 8.03% Capital Units in an aggregate amount of $134 million. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company, and (b) a related Purchase Contract issued by the Company requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock.

In the first quarter of fiscal 1997, the Company redeemed all 975,000 shares of its 8.88% Cumulative Preferred Stock at a redemption price of $201.632 per share, which reflects the stated value of $200 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, the redemption date.

Between March 1, 1997 and March 31, 1997, additional senior notes aggregating $226 million were issued. These notes have maturities from 1999 to 2002.

The Company maintains a senior revolving credit agreement with a group of banks. Under the terms of the credit agreement, the banks are committed to provide up to $2.5 billion for up to 364 days. Any loans outstanding on the commitment termination date will mature on the first anniversary of the commitment termination date.

The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), the Company's U.S. broker-dealer subsidiary, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations. As part of this facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.5 billion for up to 364 days. Any loans outstanding on the commitment termination date will mature on the first anniversary of the commitment termination date.

The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements. Such banks are committed to provide up to an aggregate of $1.55 billion available in 12 major currencies for up to 364 days. Any amounts outstanding on the commitment termination date may, at MSIL's option, be extended to mature on or before the first anniversary of the commitment termination date. There were no borrowings outstanding under any of the foregoing credit, collateral or committed financing facilities at February 28, 1997; however, the Company anticipates utilizing these facilities for short-term funding from time to time.

The Company is a party to numerous credit facilities, indentures and other similar agreements. Consummation of the proposed merger with DWD may require the consent of, or waivers from, the other parties to certain of such agreements.

During the three month period ended February 28, 1997, the Company repurchased approximately 1.1 million shares of its common stock at an aggregate cost of approximately $62 million and an average cost per share of $56.53. The Company ceased open market repurchases of its common stock upon announcement of the merger agreement with DWD on February 5, 1997. At the time of the merger announcement, the Company's unused stock repurchase authorization was approximately $593 million. In light of the merger announcement, the Company's board of directors formally rescinded its existing stock repurchase authorization.

At February 28, 1997, certain assets of the Company, such as real property, equipment and leasehold improvements of $1.3 billion, and goodwill and other intangible assets of $1.2 billion, are illiquid. In addition, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, high-yield debt securities, emerging market debt, and certain collateralized mortgage obligations and mortgage-related loan products are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. As of February 28, 1997, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $101 million, and its aggregate investment in publicly held companies was $285 million.

The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at February 28, 1997 traded in markets that the Company believed was experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $1,761 million.

In addition, at February 28, 1997, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,659 million (a substantial portion of which was subordinated debt) with not more than 5%, 11% and 19% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and merchant banking activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a select basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, LLC). At February 28, 1997, the Company had a loan of $225 million outstanding in connection with its securitized debt underwriting activities. Subsequent to February 28, 1997, this $225 million loan was repaid, and the Company entered into two commitments to provide an aggregate of approximately $460 million of loans in connection with its securitized debt and high-yield underwriting activities.

The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. As of February 28, 1997, the aggregate value of senior secured loans and positions held by the Company was $210 million, and aggregate senior secured loan commitments were $26 million. Subsequent to February 28, 1997, the Company entered into six senior secured loan commitments in the aggregate amount of $280 million.

At February 28, 1997, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $12.8 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The following litigation was recently commenced against Morgan Stanley & Co. Incorporated.

         IN RE SUMITOMO COPPER LITIGATION. On April 10, 1997, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York against Sumitomo Corporation, Sumitomo Corporation of America (together, "Sumitomo"), Global Minerals and Metals Corp. ("Global"), Winchester (USA) Inc., Winchester Holdings USA Inc. (together "Winchester"), certain individuals associated with Sumitomo, Global and Winchester, Merrill Lynch & Co., Merrill Lynch Commodity Financing Inc., Merrill Lynch Pierce Fenner & Smith (Brokers & Dealers) Limited and Morgan Stanley & Co. Incorporated ("Morgan Stanley"). The amended complaint alleges that Sumitomo, Global and certain individuals associated with each of them, conspired to manipulate and artifically inflate the price of copper futures contracts on the Comex Division of the New York Mercantile Exchange, and that the other defendants, including Morgan Stanley, aided and abetted that manipulation. The plaintiff class purportedly consists of all persons who purchased copper futures contracts between February 6, 1995 and June 15, 1996 or between June 24, 1993 and September 9, 1993. The amended complaint asserts a manipulation claim under the Commodity Exchange Act against all of the defendants, and a RICO claim against certain of the defendants other than Morgan Stanley. The amended complaint seeks compensatory damages in an unspecified amount, treble damages for the RICO claim, interest, costs and attorneys' fees.

ITEM 2.  CHANGES IN SECURITIES.

         On December 3, 1996, the Company announced that it had called for redemption all 975,000 issued and outstanding shares of the Company's 8.88% Cumulative Preferred Stock. The shares were redeemed on January 3, 1997 at a price of $201.632 per share, reflecting the stated value of $200 per share together with an amount equal to all dividends accrued and accumulated and unpaid to, but excluding, January 3, 1997.

         In December 1996, the Company and Morgan Stanley Finance plc, a U.K. subsidiary ("MS plc"), issued 134,000 8.03% Capital Units in an aggregate amount of $134,000,000. Each Capital Unit consists of (i) an 8.03% Subordinated Debenture of MS plc due February 28, 2017 in the principal amount of $1,000 guaranteed by the Company and (ii) a related Purchase Contract issued by the Company requiring the holder, at the Company's option after August 30, 2016, to purchase one Depositary Share representing ownership of five shares of the Company's 8.03% Cumulative Preferred Stock, stated value $200 per share.
Exhibit 4.1 to this Form 10-Q sets forth the designation, preferences and rights of the 8.03% Cumulative Preferred Stock and the following summary is qualified in its entirety by reference thereto.

         The 8.03% Cumulative Preferred Stock, if issued, will rank as to payment of dividends and amounts payable on liquidation prior to the Company's Common Stock and on a parity with the Company's ESOP Convertible Preferred Stock, 8-3/4% Cumulative Preferred Stock, 7-3/8% Cumulative Preferred Stock, 7-3/4% Cumulative Preferred Stock, Series A Fixed/Adjustable Rate Cumulative Preferred Stock, 9.00% Cumulative Preferred Stock (if issued in connection with the 9.00% Capital Units), 7.82% Cumulative Preferred Stock (if issued in connection with the 7.82% Capital Units), 7.80% Cumulative Preferred Stock (if issued in connection with the 7.80% Capital Units), 8.40% Cumulative Preferred Stock (if issued in connection with the 8.40% Capital Units) and 8.20% Cumulative Preferred Stock (if issued in connection with the 8.20% Capital Units). The holders of the 8.03% Cumulative Preferred Stock are entitled to receive, when declared out of funds legally available therefor, cash dividends payable quarterly at the rate of 8.03% per annum, calculated as a percentage of the stated value.

         Unless full cumulative dividends on the 8.03% Cumulative Preferred Stock have been paid, dividends (other than in Common Stock) may not be paid or declared or set aside for payment and other distributions may not be made upon the Common Stock or on any other Preferred Stock of the Company ranking junior to or on a parity with the 8.03% Cumulative Preferred Stock as to dividends, nor may any Common Stock or such other Preferred Stock of the Company be redeemed, purchased or otherwise acquired by the Company for any consideration or any payment be made to or available for a sinking fund for the redemption of any shares of such stock.

         In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of 8.03% Cumulative Preferred Stock will be entitled to receive (out of assets of the Company available for distribution to stockholders) liquidating distributions in the amount of $200 per share (equivalent to $1,000 per Depositary Share), plus accrued and accumulated but unpaid dividends to the date of final distribution, before any distribution is made to holders of Common Stock or other Preferred Stock of the Company ranking junior to the 8.03% Cumulative Preferred Stock as to rights upon liquidation, dissolution or winding up of the Company.

         Holders of 8.03% Cumulative Preferred Stock will have voting rights only as required by the laws of the State of Delaware or whenever dividends payable on the 8.03% Cumulative Preferred Stock or any other class or series of stock ranking on a parity with the 8.03% Cumulative Preferred Stock with respect to the payment of dividends are in arrears for any aggregate number of days equal to six calendar quarters or more, whether or not consecutive. In this case, each holder of 8.03% Cumulative Preferred Stock will be entitled to one vote for each share of 8.03% Cumulative Preferred Stock held (voting together as a class with all other series of the Company's Preferred Stock upon which like voting rights have been conferred or are exercisable) to elect two directors of the Company at the next annual meeting of stockholders and at each subsequent meeting until such arrears have been paid or set apart for payment.

         The 8.03% Cumulative Preferred Stock is redeemable in whole or in part at the Company's option on or after February 28, 2007, at a redemption price beginning at $205.354 per share (equivalent to $1,026.77 per Depositary Share), plus accrued and accumulated but unpaid dividends and declining to $200 per share (equivalent to $1,000 per Depositary Share), plus accrued and accumulated but unpaid dividends on or after February 28, 2012. The 8.03% Cumulative Preferred Stock is also redeemable prior to February 28, 2007 in the event of changes to the Internal Revenue Code of 1986 to reduce the dividends received deduction to 50% or less.

         If full cumulative dividends on the 8.03% Cumulative Preferred Stock have not been paid, the 8.03% Cumulative Preferred Stock may not be redeemed in part and the Company may not purchase or acquire any shares of 8.03% Cumulative Preferred Stock other than pursuant to a purchase or exchange offer made on the same terms to all holders of the 8.03% Cumulative Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Exhibit 4.1  -    Restated Certificate of Incorporation of
                                    the Company, as amended to date.

                  Exhibit 4.2  -    Subordinated Indenture dated as of November
                                    15, 1993 among MS plc, as Issuer, the
                                    Company, as Guarantor, and The Chase
                                    Manhattan Bank (formerly known as Chemical
                                    Bank), as Trustee (incorporated by
                                    reference to Exhibit 4.1 to the Company's
                                    Current Report on Form 8-K dated December 1,
                                    1993).

                  Exhibit 4.3  -    Capital Unit Agreement dated as of August
                                    1, 1995 among the Company, MS plc,
                                    The Chase Manhattan Bank (formerly known as
                                    Chemical Bank), as Agent and Book-Entry
                                    Unit Depositary, and the holders from time to time of the Capital Units (incorporated by reference to Exhibit 4 to the Company's
                                    Current Report on Form 8-K dated August 1,
                                    1995).

                  Exhibit 4.4  -    Form of Certificate of 8.03% Cumulative
                                    Preferred Stock (stated value $200.00 per share) related to 8.03% Capital Units
                                    (incorporated by reference to Exhibit 4-c to the Company's Registration Statement on Form S-3 (No. 33-57833)).

                  Exhibit 11   -    Statement Re:  Computation of Earnings per
                                    Share.

                  Exhibit 12   -    Statement Re:  Computation of Ratio of
                                    Earnings to Fixed Charges and Preferred
                                    Stock Dividends.

                  Exhibit 27   -    Financial Data Schedule.

         (b)      Reports on Form 8-K

                  1.       Form 8-K dated December 18, 1997, Items 5 and 7.
                  2.       Form 8-K dated December 26, 1997, Item 7 only.
                  3.       Form 8-K dated January 7, 1997, Items 5 and 7.
                  4.       Form 8-K dated January 24, 1997, Items 5 and 7.
                  5.       Form 8-K dated February 4, 1997, Items 5 and 7.
                  6.       Form 8-K dated February 5, 1997, Items 5 and 7.
                  7.       Form 8-K dated February 20, 1997, Items 5 and 7.
                  8.       Form 8-K dated February 28, 1997, Items 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MORGAN STANLEY GROUP INC.
                                        Registrant


Date:  April 14, 1997                   /s/  Eileen K. Murray
                                        ---------------------
                                        Eileen K. Murray
                                        Treasurer and Chief Accounting Officer



Date:  April 14, 1997                   /s/  Jonathan M. Clark
                                        ----------------------
                                        Jonathan M. Clark
                                        General Counsel and Secretary

                                EXHIBIT INDEX
                                -------------

    Exhibit No.                       Description
    -----------                       -----------

       4.1          -  Restated Certificate of Incorporation of
                       the Company, as amended to date

       4.2          -  Subordinated Indenture dated as of November
                       15, 1993 among MS plc, as Issuer, the
                       Company, as Guarantor, and The Chase
                       Manhattan Bank (formerly known as Chemical
                       Bank), as Trustee (incorporated by
                       reference to Exhibit 4.1 to the Company's
                       Current Report on Form 8-K dated December 1,
                       1993).

       4.3          -  Capital Unit Agreement dated as of August
                       1, 1995 among the Company, MS plc,
                       The Chase Manhattan Bank (formerly known as
                       Chemical Bank), as Agent and Book-Entry
                       Unit Depositary, and the holders from time to time of the Capital Units (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 1,
                       1995).

       4.4          -  Form of Certificate of 8.03% Cumulative
                       Preferred Stock (stated value $200.00 per share) related to 8.03% Capital Units (incorporated by reference to Exhibit 4-c to the Company's Registration Statement on Form S-3 (No. 33-57833)).

       11           -  Statement Re:  Computation of Earnings per
                       Share.


       12           -  Statement Re:  Computation of Ratio of
                       Earnings to Fixed Charges and Preferred
                       Stock Dividends.

       27           -  Financial Data Schedule.